Form 10-Q
period 1998-09-30
ELK ASSOCIATES FUNDING CORP
filed 1998-11-16
CIK 723108

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1998

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to_________

                         Commission File Number 0-22153

                                   ----------

                       ELK ASSOCIATES FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)

          New York                                          11-2502336
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)

    747 Third Avenue
      Fourth Floor
    New York, New York                                        10017
 (Address of Registrant's                                   (Zip Code)
principal executive office)

       Registrant's telephone number, including area code: (800) 214-1047

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]           No [_]

   The number of shares of Common Stock, par value $.01 per share, outstanding as of November 16, 1998: 1,745,600

                       ELK ASSOCIATES FUNDING CORPORATION

                           FORM 10-Q Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements..............................................  3

          Consolidated  Balance  Sheets as of September  30, 1998
          (unaudited) and June 30, 1998.....................................  4

          Consolidated  Statements of Operations -- For the Three
          Months Ended September 30, 1998 and 1997 (unaudited)..............  6

          Consolidated  Statements of Cash Flows -- For the Three
          Months Ended September 30, 1998 and 1997 (unaudited)..............  7

          Notes to Consolidated Financial Statements........................  9

Item 2.   Management's   Discussion  and  Analysis  of  Financial
          Condition and Results of Operations............................... 17


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders............... 18

Item 5.   Other Information................................................. 19*

Item 6.   Exhibits and Reports on Form 8-K.................................. 20

          Signatures........................................................ 22

----------
*    Only need to be included if there is a response for the period.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The consolidated balance sheet of the Company as of September 30, 1998, the related statements of operations, and cash flows for the three months ended September 30, 1998 and 1997 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form N-30D for the fiscal year ended June 30, 1998 as filed with the Commission.

                ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                September 30, 1998 (Unaudited) and June 30, 1998

                                     ASSETS


                                                            September 30, 1998     June 30, 1998
                                                            ------------------     -------------
Loans receivable                                                 $  45,491,059     $  41,590,000
Less: allowance for loan losses                                       (295,000)         (295,000)
                                                                 -------------     -------------

                                                                    45,196,059        41,295,000
Cash and cash equivalents                                              575,146         1,755,429
Accrued interest receivable                                            591,422           516,110
Assets acquired in satisfaction of loans                               336,809           400,470
Receivables from debtors on sales of assets acquired
  in satisfaction of loans                                             440,869           451,222
Equity securities                                                      750,126           629,179
Furniture, fixtures and leasehold improvements, net                    101,691           102,247
Prepaid expenses and other assets                                      297,217           250,081
                                                                 -------------     -------------

          TOTAL ASSETS                                           $  48,289,339     $  45,399,738
                                                                 =============     =============


   The accompanying notes are an integral part of these financial statements.

                ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                September 30, 1998 (Unaudited) and June 30, 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          September 30, 1998      June 30, 1998
                                                          ------------------      -------------
LIABILITIES
    Debentures payable to SBA                                  $   8,880,000      $   8,880,000
    Notes payable, banks                                          24,895,000         22,085,000
    Accrued expenses and other liabilities                           292,054            204,099
    Accrued interest payable                                         222,336            221,704
    Dividends payable                                                314,208            314,208
                                                               -------------      -------------

          TOTAL LIABILITIES                                       34,603,598         31,705,011
                                                               -------------      -------------

COMMITMENTS AND CONTINGENCIES
    Common stock, $.01 par value:2,000,000 shares
    authorized; 1,745,600 shares issued and outstanding,              17,456             17,456
    Additional paid-in-capital                                    12,663,690         12,485,825
    Restricted capital                                               790,504            968,368
    Retained earnings                                                 15,302             24,289
    Unrealized gain on equity securities                             198,789            198,789
                                                               -------------      -------------

          TOTAL STOCKHOLDERS' EQUITY                              13,685,741         13,694,727
                                                               -------------      -------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  48,289,339        $45,399,738
                                                               =============      =============


   The accompanying notes are an integral part of these financial statements.

                ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

             For the Three Months Ended September 30, 1998 and 1997


                                                                     Three Months Ended      Three Months Ended
                                                                     September 30, 1998      September 30, 1997
                                                                     ------------------      ------------------
INVESTMENT INCOME
    Interest on loans receivable                                        $  1,217,105             $    993,610

    Fees and other income                                                    131,562                   87,112
                                                                        ------------             ------------

          TOTAL INVESTMENT INCOME                                          1,348,667                1,080,722
                                                                        ------------             ------------

OPERATING EXPENSES
    Interest                                                                 574,132                  489,624
    Salaries and employee benefits                                           138,453                  133,558
    Legal fees                                                                92,335                   66,877
    Miscellaneous administrative expenses                                    193,522                  140,502
    Loss (recovery) on assets acquired in satisfaction of loans, net           1,815                   (1,098)
    Directors' fee                                                             8,750                   20,200
    Bad debt expense                                                          29,075                      -0-
                                                                        ------------             ------------

TOTAL OPERATING EXPENSES                                                   1,038,082                  849,663
                                                                        ------------             ------------

OPERATING INCOME                                                             310,585                  231,059
                                                                        ------------             ------------

          NET INCOME BEFORE INCOME TAXES                                     310,585                  231,059
INCOME TAXES                                                                   5,363                    3,588
                                                                        ------------             ------------

          NET INCOME                                                    $    305,222             $    227,471
                                                                        ============             ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                        1,745,600                1,283,600
                                                                        ============             ============

NET INCOME PER COMMON SHARE                                             $      .1749             $      .1772
                                                                        ============             ============


   The accompanying notes are an integral part of these financial statements.

                ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

             For the Three Months Ended September 30, 1998 and 1997


                                                                    Three Months Ended          Three Months Ended
                                                                    September 30, 1998          September 30, 1997
                                                                    ------------------          ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                          $     305,222               $     227,471
                                                                      -------------               -------------

  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                                             8,645                       5,977
    Increase in accrued interest receivable                                 (75,312)                    (23,559)
    (Increase) decrease in prepaid expenses and other assets                (47,136)                     13,119
    Increase in accrued expenses and other liabilities                       87,955                      69,345
    Increase (decrease) in accrued interest payable                             632                     (61,271)
                                                                      -------------               -------------

          TOTAL ADJUSTMENTS                                                 (25,216)                      3,611
                                                                      -------------               -------------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                         280,006                     231,082
                                                                      -------------               -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net change in loans receivable, assets acquired in
      satisfaction of loans and receivables from debtors
      on sales of assets acquired in satisfaction of loans               (3,827,045)                     43,051
    Purchases of equity securities                                         (120,947)                    (16,693)
    Acquisition of furniture, fixtures and leasehold
      improvements                                                           (8,089)                         -0-
                                                                      -------------               -------------

          NET CASH USED IN INVESTING ACTIVITIES                          (3,956,081)                     26,358
                                                                      -------------               -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable, banks, net                               2,810,000                     350,000
    Dividends paid                                                         (314,208)                   (603,291)
                                                                      -------------               -------------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                   $   2,495,792               $    (253,291)
                                                                      -------------               -------------


   The accompanying notes are an integral part of these financial statements.

                ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), Continued

             For the Three Months Ended September 30, 1998 and 1997

                                                       For the                     For the
                                                  Three Months Ended          Three Months Ended
                                                  September 30, 1998          September 30, 1997
                                                  ------------------          ------------------
  NET (DECREASE) INCREASE IN CASH AND CASH
      EQUIVALENTS                                    $(1,180,283)                $     4,149
CASH AND CASH EQUIVALENTS - Beginning                  1,755,429                   1,853,032
                                                     -----------                 -----------

CASH AND CASH EQUIVALENTS - Ending                   $   575,146                 $ 1,857,181
                                                     ===========                 ===========


   The accompanying notes are an integral part of these financial statements.

                ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY
                        NOTES TO THE FINANCIAL STATEMENTS


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- Organization and Summary of Significant Accounting Policies

     Organization and Principal Business Activity

     Elk Associates Funding Corporation (the "Company"), a New York corporation, is licensed by the Small Business Administration ("SBA") to operate as a Small Business Investment Company ("SBIC") under the Small Business Investment Act of 1958, as amended. The Company has also registered as an investment company under the Investment Company Act of 1940.

     The Company primarily makes loans and investments to persons who qualify under SBA regulations as socially or economically disadvantaged and loans and investments to entities which are at least 50 percent owned by such persons.

     Effective February 21, 1997, the SBA approved the Company's election to provide nondisadvantaged business financing to small business concerns pursuant to SBA regulations and letter of agreement with the Company (see
     Note 12).

     Loans and the Allowance for Loans Losses

     Loans are stated at cost, net of participation with other lenders, less an allowance for possible losses. This amount represents the fair value of such loans as determined in good faith by the Board of Directors. The allowance for loan losses is maintained at a level that, in the Board of Directors' judgement, is adequate to absorb losses inherent in the portfolio. The allowance for loan losses is reviewed and adjusted periodically by the Board of Directors on the basis of available information, including the fair value of the collateral held, existing risk of individual credits, past loss experience, the volume, composition and growth of the portfolio, and current and projected economic conditions. Because of the inherent uncertainty in the estimation process, the estimated fair values of the loans may differ significantly from the values that would have been used had a ready market existed for such loans and the differences could be material. As of September 30, 1998 and June 30, 1998, approximately 85% and 87%, respectively, of all loans are collateralized by New York City, Boston, Chicago, and Miami taxicab medallions.

     Accounting Standard for Impairment of Loans

     Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 114 as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure", a loan is determined to be impaired if it is probable that the contractual amounts due will not be collected in accordance with the terms of the loan. The SFAS generally requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. As virtually all of the Company's loans are collateral dependent, impairment is measured based on the fair value of the collateral. If the fair value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs, and unamortized premium or discount) the Company recognized an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses. The Company individually evaluates all loans for impairment.

                ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- Organization and Summary of Significant Accounting Policies, continued

     Loans Receivable

     Loans are placed on nonaccrual status once they become 180 days past due as to principal or interest. In addition, loans that are not fully collateralized and in the process of collection are placed on nonaccrual status when, in the judgement of management, the ultimate collectibility of interest and principal is doubtful.

     Cash and Cash Equivalents

     For the purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

     The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of September 30, 1998 and June 30, 1998.

     Income Taxes

     The Company has elected to be taxed as a Regulated Investment Company under the Internal Revenue Code. A Regulated Investment Company will generally not be taxed at the corporate level to the extent its income is distributed to its shareholders. In order to be taxed as a Regulated Investment Company, the Company must pay at least 90 percent of its net investment company taxable income to its shareholders as well as meet other requirements under the Code. In order to preserve this election for fiscal 1998, the Company intends to make the required distributions to its stockholders in accordance with applicable tax rules.

     Depreciation and Amortization

     Depreciation  and   amortization  of  furniture,   fixtures  and  leasehold
     improvements is computed on the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives.

     Net Income per Share

     During the year ended June 30, 1998, the Company adopted the provision of Statements of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year end. Common stock equivalents have been excluded from the weighted-average shares for 1998 and 1997, as inclusion is anti-dilutive. All prior period EPS data has been restated to conform to the new pronouncement.

                ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- Organization and Summary of Significant Accounting Policies, continued

     Loan Costs

     Loan costs are included in prepaid expenses and other assets. Amortization of loan costs is computed on the straight-line method over ten (10) years. At September 30, 1998 and June 30, 1998, loan costs amounted to $147,672 and $153,786, respectively, net of accumulated amortization of $96,309 and $90,195, respectively.

     Assets Acquired in Satisfaction of Loans

     Assets acquired in satisfaction of loans are carried at estimated fair value less selling costs. Losses incurred at the time of foreclosure are charged to the allowance for loan losses. Subsequent reductions in estimated net realizable value are recorded as losses on assets acquired in satisfaction of loans.

     Interest Rate Cap

     At March 20, 1997, the Company was a party to one $5 million notional interest rate cap. This cap, which expires on March 20, 1999, was purchased by the Company to protect it from the impact of upward movements in interest rates related to its outstanding bank debt. The cap provided interest rate protection in the event that the three month LIBOR rate exceeded 6.75 percent. The premium paid for the purchase of this cap was amortized over its life as an adjustment of interest expense. Payments received under this cap would be credited to interest expense.

     Consolidation

     The consolidated financial statements include the accounts of EAF Holding Corporation ("EAF"), a wholly-owned subsidiary of the Company. All intercompany transactions have been eliminated. EAF was formed in June 1992 and began operations in December 1993. The purpose of EAF is to own and operate certain real estate assets acquired in satisfaction of loans.

     Use of Estimates in the Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and the fair value of financial instruments.

     Reclassification

     Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.

                ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -- Debentures Payable to SBA

     At September 30, 1998 and June 30, 1998 debentures payable to the SBA consist of subordinated debentures with interest payable semiannually, as follows:

                                                  Current
                                                  Effective          Principal
  Issue Date                 Due Date            Interest Rate         Amount
  ----------                 --------            -------------       ----------

September 1993            September 2003                3.12(1)      $1,500,000
September 1993            September 2003                6.12          2,220,000
September 1994            September 2003                8.20          2,690,000
December 1995             December 2005                 6.54          1,020,000
June 1996                 June 2006                     7.71          1,020,000
March 1997                March 2007                    7.38(2)         430,000
                                                                     ----------
                                                                     $8,880,000
                                                                     ==========

     (1)  Interest rate increases to 6.12% on September 30, 1998

     (2) The Company is also required to pay an additional annual user fee of 1% on this debenture

     Under the terms of the subordinated debentures, the Company may not repurchase or retire any of its common stock or make any distributions to its stockholders other than dividends out of retained earnings (as computed in accordance with SBA regulations) without the prior written approval of the SBA.

NOTE 3 -- Notes Payable to Banks

     At September 30, 1998 and June 30, 1998, the Company had loan agreements with four banks for lines of credit aggregating $35,000,000 and $33,500,000. At September 30, 1998 and June 30, 1998, the Company had $24,895,000 and $22,085,000, respectively outstanding under these lines. The loans which mature at various dates through November 30, 1998 bear interest based on the Company's choice of the lower of either the reserve adjusted LIBOR rate plus 150 basis points or the bank's prime rates including certain fees which make the effective rates range from approximately prime minus 1/4% to prime minus 1/2%. Upon maturity, the Company anticipates extending the lines of credit for another year as has been the practice in previous years.

                ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -- Notes Payable to Banks, continued

     Pursuant to the terms of the agreements the Company is required to comply with certain terms, covenants and conditions. The Company pledged its loans receivable and other assets as collateral for the above lines of credit and since January, 1998 is required to maintain compensating balances of 5%. During September, 1998 the Company eliminated the compensating balance requirement with its banks. Prior to January 1998, the Company was required to maintain 10% compensating balances with each bank. At September 30, 1998 and June 30, 1998, average compensating balances of nil and $1,104,250, respectively, were maintained by the Company in accordance with these agreements.

NOTE 4 -- Preferred Stock

     At June 30, 1995, the Company had 547,271 shares of 3 percent preferred stock issued to the SBA. Cumulative dividends not declared or paid as of June 30, 1995 were approximately $533,000. During August 1995, the Company completed the repurchase of all such shares of preferred stock from the SBA pursuant to a preferred stock repurchase agreement dated November 10, 1994. Pursuant to this agreement, the Company repurchased all 547,271 shares of 3 percent cumulative preferred stock from the SBA for $3.50 per share, or an aggregate of $1,915,449. The repurchase price was at a substantial discount to the original issuance price of $10 per share. In connection with the repurchase, all dividends in arrears on the preferred shares were extinguished.

     As a condition precedent to the repurchase, the Company granted the SBA a liquidating interest in a newly established restricted capital surplus account. The surplus account is equal to the amount of the net repurchase discount. The initial value of the liquidating interest was $3,557,261 which is being amortized over a 60-month period on a straight-line basis. Should the Company be in default under the repurchase agreement at any time, the liquidating interest will become fixed at the level immediately preceding the event of default and will not decline further until such time as the default is cured or waived. The liquidating interest shall expire on
     (i) sixty months from the date of the repurchase agreement, or (ii) if any event of default has occurred and such default has been cured or waived, such later date on which the liquidating interest is fully amortized. Should the Company voluntarily or involuntarily liquidate prior to the amortization of the liquidating interest, any assets which are available, after the payment of all debts of the Company, shall be distributed first to the SBA until the fair market value of such assets is equal to the amount of the liquidating interest. Such payment, if any, would be prior in right to any payments made to the Company's shareholders. The remaining amount restricted under this agreement at September 30, 1998 and June 30, 1998 was approximately $790,504 and $968,368, respectively.

                ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -- Preferred Stock, continued

     During 1992, the Company authorized the issuance of 752,729 shares of a new Series B cumulative preferred stock with a 4 percent dividend and a $10 par value. All preferred shares are restricted solely for issuance to the SBA. No sales of the Series B preferred shares have occurred to date. On September 30, 1996, Congress passed a law that in effect prevents the SBA from making any further purchase of 4% preferred stock from any specialized small business investment company. Accordingly, the Company does not anticipate being able to sell any of its authorized Series B Cumulative Preferred Stock in the future. In September 1998 the shareholders of the Company approved, subject to the approval of the Small Business Administration, which approval is currently pending, an amendment to the certificate of incorporation of the Comapny eliminating all of the authorized Series A and Series B preferred stock of the Company.

NOTE 5 -- Common Stock

     On October 6, 1998, the Company declared a cash dividend of $0.18 per common share, or a total of $314,208, payable October 14, 1998.

     During December 1997 and January 1998, the Company completed the sale, as part of a private placement offering, of 462,000 shares of common stock. Total proceeds from the sale of common stock amounted to $2,888,000 net of directly related expenses of $115,000.

NOTE 6 -- Income Taxes

     The provision for income taxes for the three months ended September 30, 1998 and 1997 consists of the following:

                             September 30, 1998        September 30, 1997
                             ------------------        ------------------

     Federal                      $ 2,396                    $   -0-
     State and city                 2,967                      3,588
                                  -------                    -------

                                  $ 5,363                    $ 3,588
                                  =======                    =======

                ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 -- Commitments

     On June 8, 1998, the Company entered into a $10,000,000 interest rate Swap transaction with a bank. This Swap transaction was entered into to protect the Company from an upward movement in interest rates relating to outstanding bank debt. The Swap transaction calls for a fixed rate of 5.86% for the Company and if the floating one month LIBOR rate is below the fixed rate then the Company is obligated to pay the bank for the difference in rates. When the one month LIBOR rate is above the fixed rate then the bank is obligated to pay the Company for the differences in rates. Since the Company presently borrows at 150 basis points above 30, 60 or 90 day LIBOR, its effective fixed rate of interest on the $10,000,000 rotating amount was fixed at 7.36% due to that transaction. This transaction expires on June 8, 2001. On October 13, 1998 the Company entered into an additional Swap transaction with the same bank for $5,000,000. This Swap transaction calls for a fixed rate of interest of 4.95% for the Company. Since the Company borrows at 150 basis points above 30, 60 or 90 day LIBOR, its effective fixed rate of interest on the $5,000,000 is 6.45%. This second Swap transaction expires on October 8, 2001.

     At September 30, 1998 and June 30, 1998, the Company had commitments to make loans totaling $1,626,000 and $2,568,000, respectively, at interest rates ranging from 9.5% to 16%.

NOTE 8 -- Regulatory Matters

     The Company entered into an agreement with the SBA, subject to certain regulatory limitations, on September 9, 1993. As part of the agreement, the Company agreed to limit the aggregate amount of its senior indebtedness, consisting of bank debt and the SBA debentures, to certain specific levels based upon performing assets; the Company agreed to grant the SBA a subordinate lien on the Company's assets and to have the Company's notes maintained by a separate custodian; and the Company agreed to provide periodic financial reports to the SBA on a quarterly basis.

     Effective February 21, 1997, the SBA approved the Company's election to provide non-disadvantaged business financing to small business concerns pursuant to SBA regulations and letter of agreement with the Company, subject to amending the Company's certificate of incorporation to make such financings. The Company's stockholders approved the amendment to the certificate of incorporation, which amendment was filed on February 27, 1997 (see Note 1).

NOTE 9 -- Fair Value of Financial Instruments

     The following disclosures represent the Company's best estimate of the fair value of financial instruments, determined on a basis consistent with requirements of Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments".

     The estimated fair values of the Company's financial instruments are derived using estimation techniques based on various subjective factors including discount rates. Such estimates may not necessarily be indicative of the net realizable or liquidation values of these instruments. Fair values typically fluctuate in response to changes in market or credit conditions. Additionally, valuations are presented as of a specific point in time and may not be relevant in relation to the future earnings potential of the Company. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company will realize in a current market exchange.

                ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -- Fair Value of Financial Instruments, continued

     The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     Loans Receivable -- The fair value of loans is estimated at cost net of the allowance for loan losses. The Company believes that the rates of these loans approximate current market rates (see Note 3).

     Equity Securities -- The Company's equity securities consist of investments in corporations who own and operate Chicago Taxicab Medallions (71%), two investment advisory firms (11%), a dry cleaner (4%), and Miami Taxicab Medallions (14%).

     Debentures Payable to Small Business Administration -- The fair value of debentures as of September 30, 1998 and June 30, 1998 was approximately $9,035,000 and was estimated by discounting the expected future cash flows using the current rate at which the SBA has extended similar debentures to the Company.

     The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses is considered to approximate their carrying value. Those instruments include balances recorded in the following captions:

          ASSETS                                       LIABILITIES

          Cash                                         Notes  payable, banks
          Accrued  interest  receivable                Accrued  interest payable
          Assets acquired in satisfaction of loans
          Receivables from debtors on sales of
            assets acquired in satisfaction of loans

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be used in conjunction with the consolidated Financial Statements and Notes therewith appearing in this report Form 10Q and the Company's Annual Report for the year ended June 30, 1998.

General

     The Company is licensed by the Small Business Administration (SBA) to operate as a Small Business Investment Company (SBIC) under the Small Business Investment Act of 1958, as amended. The Company has also registered as an investment company under the Investment Company Act of 1940.

     The Company primarily makes loans and investments to persons who qualify under SBA regulation as socially or economically disadvantaged and loans and investments to entities which are at least 50% owned by such persons. The Company also makes loans and investments to persons who qualify under SBA regulation as "non-disadvantaged". The Company's primary lending activity is to originate and service loans collateralized by New York City, Boston, Chicago and Miami Taxicab Medallions. The Company also makes loans and investments in other diversified businesses.

     Results of Operations
     For the Three Months ended September 30, 1998 and 1997.

     Total investment income. Elk's investment income for the three months ended September 30, 1998 increased to $1,349,000 from $1,081,000 or (24.6%) for the three month period ended September 30, 1998 and September 30, 1997. This increase was mainly due to an increase in the loan portfolio during the fiscal year. The portfolio increased from $33,354,000 as of September 30, 1997 to $45,196,000 as of September 30, 1998, as part of the Company's strategy to maximize shareholder rate of return by use of bank debt.

     Operating Expenses

     Interest expense for the three month period ended September 30, 1998 increased $84,000 ($574,000 from $490,000) over the similar quarter ended September 30, 1997. This increase was mainly due to increased bank borrowings for the period offset by lower interest rates for the three months ended September 30,1998.

     Other operating expenses increased $104,000 when compared with the similar three month period ended September 30, 1997. This increase was mainly due to increases in non-related legal fees and other fees which were part of the Company's new listing on NASDAQ. In addition, bad debt expense for the three month period ended September 30, 1998 was $29,000, versus -0- for the similar period ended September 30, 1997.

Balance Sheet and Reserves

     Total assets increased $2,889,000 as of September 30, 1998 when compared with the balance sheet as of June 30, 1998. This increase was due to management's decision to expand its portfolio in the Chicago Medallion Market plus increase its diversified loan portfolio. This expansion was financed by additional bank debt, $2,810,000, during the three month period.

                                     PART II
                                OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on September 28, 1998 (the "Annual Meeting").

The Company's shareholders were asked to take the following actions at the meeting:

1. Elect eight (8) Directors to serve until the 1999 annual meeting of shareholders or until their successors shall otherwise be elected (the "Board Proposal");

2.   Approve  the   amendment  of  the   Company's   Restated   Certificate   of
     Incorporation to (i) increase the number of authorized shares of Common Stock therein from 2,000,000 to 3,000,000 shares and (ii) delete the 1,300,000 authorized shares of Preferred Stock, subject to the approval of the U.S. Small Business Association (the "Charter Proposal");

3. Ratify and approve the Board of Directors' selection of Marcum & Kliegman, LLP to serve as the Company's independent auditors for the fiscal year ending June 30, 1998 (the "Auditors Proposal");

4. Ratify and approve the election to become a Business Development Company under Section 54 of the Investment Company Act of 1940 (the "BDC Proposal");

5. Adopt an incentive stock option plan for employees of the Company (the "Incentive Plan Proposal"); and

6. Adopt a stock option plan for non-employee directors of the Company, subject to the approval of the Securities and Exchange Commission (the "Director Plan Proposal"); and

With respect to the Board Proposal, the eight (8) individuals nominated for director were elected by the affirmative vote of a majority of shares of common stock present at the Annual Meeting. The nominees and votes each received are as follows:

                                   Votes cast for                  Withheld
                                   --------------                  --------
Gary C. Granoff                      1,115,310                         0

Ellen M. Walker                      1,115,310                         0

Lee A. Forlenza                      1,115,310                         0

                                   Votes cast for                  Withheld
                                   --------------                  --------
Marvin Sabesan                       1,115,310                         0

Steven Etra                          1,115,310                         0

Paul Creditor                        1,115,310                         0

Allen Kaplan                         1,115,310                         0

John L. Acierno                      1,114,110                       1,200


The Charter Proposal, Auditors Proposal, BDC Proposal, Incentive Plan Proposal and Director Plan Proposal were also approved by affirmative vote of a majority of shares of Common Stock present at the Annual Meeting. Each of the proposals received the following votes:


                                   Votes cast for         Against          Abstentions
                                   --------------         -------          -----------
Charter Proposal                     1,065,005               0                  625

Auditors Proposal                    1,115,310               0                    0

BDC Proposal                         1,051,355               0               17,125

Incentive Plan Proposal                969,720            95,285                625

Director Plan Proposal                 963,360           102,995              2,125


ITEM 5. OTHER INFORMATION

     The Company plans to enter into an Agreement and Plan of Share Exchange (the "Share Exchange Plan") with Ameritrans Capital Corporation, a newly-formed Delaware corporation ("Ameritrans") that will also elect to become a BDC.
Pursuant to the Share Exchange Plan, each outstanding share of the Company's Common Stock would vest in Ameritrans, whereby the Company would become a wholly-owned subsidiary of Ameritrans, and the holders of all the outstanding shares of Common Stock of the Company would become the stockholders of Ameritrans and receive one share of Ameritrans for each share of the Company owned. Ameritrans has filed a Registration Statement on Form N-14 (File No. 333-63951) in connection with a proposed share exchange between Ameritrans and Elk.

     The Share Exchange Plan will require approval by the Company's stockholders at a special meeting of stockholders. In addition, the Share Exchange Plan and certain related transactions must be approved by the Securities and Exchange Commission (the "Commission") and the U.S. Small Business Administration. In connection with the proposed Share Exchange Plan, Ameritrans and Elk plan to file with the Commission an application for an exemptive order approving the Share Exchange Plan and certain related transactions. As part of the approvals, the Company has obtained SBA approval of the capitalization of Ameritrans by the Company to the extent of $963,000.

     The reason for the proposed Share Exchange Plan is to enable the Company to expand its present business and to engage in broader and more diversified investment and lending activities. At the present time, the Company, as an SBIC, may only lend to and/or invest in small businesses as permitted under the 1958 Act. If the Share Exchange Plan is approved by the Commission, then Ameritrans, which plans to elect to be treated for tax purposes as a regulated investment company, will engage in the lending/investment activities not subject to the restrictions of the 1958 Act. The Company would continue to operate as an SBIC, making loans to or investments in small business concerns as permitted by the 1958 Act. The Company may also expand and diversify its operations through the acquisition of companies that are consistent with the Company's business.

     It is presently  expected  that the  officers and  directors of the Company will be the same individuals who will serve as officers and directors of Ameritrans. It is further anticipated that following the consummation of the Share Exchange Plan, such officers and directors would initially receive the same compensation, but such compensation would be allocated between the Company and Ameritrans, based upon factors determined by the Company's Board of Directors. Such officers and directors may also receive increases in compensation from time to time as determined by the Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1(a)    Certificate of  Incorporation,  as amended  through  February 27,
               1997.  Filed  as  Exhibit  4.1  to  the  Company's   Registration
               Statement on Form 8-A and incorporated by reference herein.

     3.1(b) Form Certificate of Amendment of Certificate of Incorporation, as approved by the shareholders of the Company at the Annual Meeting of Shareholders on September 28, 1998 to be filed in New York State upon receipt of approval by the U.S. Small Business Administration. Filed as Exhibit 1 to the 1998 Proxy Statement of the Company and incorporated by reference herein.

     3.2 By-Laws. Filed as Exhibit 4.2 to the Company's Registration Statement on Form 8-A and incorporated by reference herein.

     10.1 1998 Incentive Stock Option Plan. Filed as Exhibit 2 to the 1998 Proxy Statement of the Company and incorporated by reference herein.

     10.2 Non-Employee Director Plan. Filed as Exhibit 3 to the 1998 Proxy Statement of the Company and incorporated by reference herein.

     27        Financial Data Schedule.

     (b)       Reports on Form 8-K.

               There were no reports on Form 8-K filed during the fiscal quarter ended September 30, 1998.

                       ELK ASSOCIATES FUNDING CORPORATION

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ELK ASSOCIATES FUNDING CORPORATION



Date:  November 16, 1998             By:  /s/ Gary C. Granoff
                                          --------------------------------------
                                          Gary C. Granoff
                                          Chief Financial Officer
                                          (Principal Financial Officer and Chief
                                          Accounting Officer)