Form 10-Q/A
period 1998-09-30
ELK ASSOCIATES FUNDING CORP
filed 1999-02-16
CIK 723108

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-Q/A

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


Year 2000 Compliance

     The Company has been taking steps to address and prevent problems in connection with the year 2000 ("Y2K"). Such problems are expected to occur due to the inability of systems to properly recognize and process date-sensitive information relating to the Y2K and beyond. Y2K issues may affect the Company's information technology systems ("IT") and non-information technology systems ("Non-IT").

     The Company is a Small Business Investment Company licensed by the Small Business Administration and as such, most of its business is making loans and investments to small business concerns. The following are the IT systems that the Company utilizes:

          The Company uses a computer program to track its receivable loans ("Loan Track"). To address Y2K, approximately one year ago, the Company engaged the consultant who originally developed Loan Track for the Company, to test, upgrade and certify Loan Track as Y2K- compliant. The consultant completed all of such tasks and the Y2K-compliant Loan Track program is now in use in the Company's regular operations. The Company also utilizes the standard Peachtree accounting system for general in-house accounting functions. The version of Peachtree, currently in use by the Company, has been upgraded to be Y2K-compliant.

          The Company also utilizes other industry-wide programs such as Windows 95 and Word Perfect. It is expected that either the current versions are Y2K- compliant or that Y2K-compliant upgrade versions will be obtained in the near future. In addition, during the past twelve months and at present, the Company has been replacing or upgrading its computer hardware with equipment that will be Y2K- compliant.

     Non-IT systems have been defined as embedded technology such as micro-controllers which may be included in elevators and other equipment and machinery. Most of the Company's Non-IT systems consist of office equipment. The Company has inventoried its Non-IT systems and is in the process of contacting its office equipment and telecommunications suppliers and landlord to determine the status of their Y2K readiness. The Company does not believe that it faces material Y2K issues with respect to its Non-IT systems.

     Costs in connection with Y2K compliance have been (i) to review and upgrade existing IT systems; (ii) to analyze Y2K readiness of its banks and customers and (iii) to analyze Non-IT Y2K compliance. To date such costs, have aggregated approximately $10,000 and for the most part have been for IT review and upgrades. Such costs are being treated as expenses. The Company expects to spend approximately $25,000 to replace certain hardware during the fiscal year ending June 30, 1999 and that the cost of such replacements will be capitalized and depreciated over a five year period. The Company also expects to spend an additional $5,000 - $10,000 on a survey of its remaining miscellaneous software to determine its Y2K compliance and that this expenditure will be treated as an expense. The Company does not believe that other costs associated with Y2K compliance will be material or that they will have a material effect on the Company's financial condition.

     The Company is dependent on banks for financing and for normal banking operations. In surveying Y2K readiness, the Company has received oral and is in the process of obtaining written assurances from its banks that they are taking the actions necessary to be Y2K-compliant so that neither the banks' nor their customers' business will be interrupted due to Y2K difficulties.

     The Company's portfolio companies are taxi-cab and taxi-medallion owners and other small businesses, which, to the best of the Company's knowledge, use computer equipment and software only to a limited extent in the operation of their businesses. The Company is in the process of surveying its customers to assess their potential Y2K exposure and to confirm that they are making arrangements for their own Y2K compliance.

     To date the Company has attempted to comply fully with Y2K compliance requirements and is in the process of determining the compliance of its banks and customers. Failure of third parties or the Company to adequately address their respective Y2K issues could have a material adverse effect on the Company's financial condition or results of operations. However, given the nature of its portfolio companies and the industries in which they operate the Company anticipates that few of its customers would actually suffer material adverse effects from Y2K. The Company believes that its reasonably likely worst case scenario is (i) a material increase in the Company's credit losses due to Y2K problems affecting the Company's portfolio companies and its banks and (ii) disruption in financial markets causing liquidity stress to the Company.

     At this point the Company's management is unable to quantify the amount of potential losses and disruptions due to Y2K issues, but is in the process of developing a contingency plan.

                       ELK ASSOCIATES FUNDING CORPORATION

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ELK ASSOCIATES FUNDING CORPORATION




Date:  February 16, 1999             By:  /s/ Gary C. Granoff
                                          --------------------------------------
                                          Gary C. Granoff
                                          Chief Financial Officer
                                          (Principal Financial Officer and Chief
                                          Accounting Officer)