Form 10-Q
period 1998-12-31
ELK ASSOCIATES FUNDING CORP
filed 1999-02-16
CIK 723108

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 1998

                                                        or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     ____________

                         Commission File Number 0-22153

                            -------------------------

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

               Yes [X]                                        No [_]

         The number of shares of Common Stock, par value $.01 per share, outstanding as of February 16, 1999: 1,745,600

                       ELK ASSOCIATES FUNDING CORPORATION

                                    FORM 10-Q

                                Table of Contents


                                                                                           Page
                                                                                           ----

PART I FINANCIAL INFORMATION ...........................................................    1
         ITEM 1.  FINANCIAL STATEMENTS .................................................    1
                  CONSOLIDATED BALANCE SHEETS December 31, 1998 (Unaudited) and June 30,
                      1998 .............................................................    2
                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) For the Three
                      Months and Six Months Ended December 31, 1998 and 1997 ...........    4
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) For the Six
                      Months Ended December 31, 1998 and 1997 ..........................    5
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...........................    7
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS ..................................   13

PART II OTHER INFORMATION ..............................................................   16
         ITEM 5.  OTHER INFORMATION ....................................................   16
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .....................................   17
         SIGNATURES ....................................................................   18

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The consolidated balance sheet of the Company as of December 31, 1998, the related statements of operations, and cash flows for the six months ended December 31, 1998 and 1997 and the three months ended December 31, 1998 and December 31, 1997 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended December 31, 1998 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form N-30D for the fiscal year ended June 30, 1998 as filed with the Commission.

                ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                 December 31, 1998 (Unaudited) and June 30, 1998

                                     ASSETS

                                                      December 31, 1998    June 30, 1998
                                                      -----------------    -------------
Loans receivable ...................................   $ 47,673,884         $ 41,590,000
Less: allowance for loan losses ....................       (305,000)            (295,000)
                                                       ------------         ------------
                                                         47,368,884           41,295,000

Cash and cash equivalents ..........................        743,481            1,755,429
Accrued interest receivable ........................        598,564              516,110
Assets acquired in satisfaction of loans ...........        634,426              400,470
Receivables from debtors on sales of assets acquired
 in satisfaction of loans ..........................        430,316              451,222
Equity securities ..................................        855,862              629,179
Furniture, fixtures and leasehold improvements, net          95,006              102,247
Prepaid expenses and other assets ..................        386,796              250,081
                                                       ------------         ------------

                                        TOTAL ASSETS   $ 51,113,335         $ 45,399,738
                                                       ============         ============


   The accompanying notes are an integral part of these financial statements.

                ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                 December 31, 1998 (Unaudited) and June 30, 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   December 31, 1998     June 30, 1998
                                                                   -----------------     -------------

LIABILITIES
    Debentures payable to SBA                                         $ 8,880,000          $ 8,880,000
    Notes payable, banks                                               27,650,000           22,085,000
    Accrued expenses and other liabilities                                263,371              204,099
    Accrued interest payable                                              296,817              221,704
    Dividends payable                                                     314,208              314,208
                                                                      -----------          -----------

                      TOTAL LIABILITIES                                37,404,396           31,705,011

COMMITMENTS AND CONTINGENCIES
    Common stock, $.01 par value:2,000,000 shares authorized;
       1,745,600 shares issued and outstanding                             17,456               17,456
    Additional paid-in-capital                                         12,841,553           12,485,825
    Restricted capital                                                    612,640              968,368
    Retained earnings                                                       7,765               24,289
    Unrealized gain on equity securities                                  229,525              198,789
                                                                      -----------          -----------

                      TOTAL STOCKHOLDERS' EQUITY                       13,708,939           13,694,727
                                                                      -----------          -----------

                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $51,113,335          $45,399,738
                                                                      ===========          ===========


   The accompanying notes are an integral part of these financial statements.

                ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

      For the Three Months and Six Months Ended December 31, 1998 and 1997

                                            Three Months Ended     Three Months Ended    Six Months Ended       Six Months Ended
                                             December 31, 1998      December 31, 1997    December 31, 1998      December 31, 1997
                                             -----------------      -----------------    -----------------      -----------------
INVESTMENT INCOME
    Interest on loans receivable               $ 1,258,639           $   936,221           $ 2,475,744              $ 1,929,831
    Fees and other income                           87,642               130,432               219,204                  217,544
                                               -----------           -----------           -----------              -----------

      TOTAL INVESTMENT INCOME                    1,346,281             1,066,653             2,694,948                2,147,375
                                               -----------           -----------           -----------              -----------

OPERATING EXPENSES
    Interest                                       617,983               461,095             1,192,115                  950,719
    Salaries and employee benefits                 136,030               111,949               274,483                  245,507
    Legal fees                                      51,926                68,994               144,261                  135,871
    Miscellaneous administrative expenses          216,485               212,817               410,007                  353,319
    Loss (recovery) on assets acquired in
      satisfaction of loans, net                    (1,547)                2,603                   268                    1,505
    Directors' fee                                   4,500                 8,350                13,250                   28,550
    Bad debt expense                                19,890               149,998                48,965                  149,998
                                               -----------           -----------           -----------              -----------

TOTAL OPERATING EXPENSES                         1,045,267             1,015,806             2,083,349                1,865,469
                                               -----------           -----------           -----------              -----------

OPERATING INCOME                                   301,014                50,847               611,599                  281,906
                                               -----------           -----------           -----------              -----------

    INCOME BEFORE INCOME TAXES                     301,014                50,847               611,599                  281,906

INCOME TAXES (Benefit)                              (5,656)               (6,675)                 (293)                  (3,087)
                                               -----------           -----------           -----------              -----------

    NET INCOME                                 $   306,670           $    57,522           $   611,892              $   284,993
                                               ===========           ===========           ===========              ===========

WEIGHTED AVERAGE SHARES OUTSTANDING              1,745,600             1,255,068             1,745,600                1,299,068
                                               ===========           ===========           ===========              ===========

NET INCOME PER COMMON SHARE                    $     .1757           $       .04           $     .3505              $     .2194
                                               ===========           ===========           ===========              ===========

                ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

               For the Six Months Ended December 31, 1998 and 1997

                                                             December 31, 1998      December 31, 1997
                                                             -----------------      -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                     $   611,892            $   284,993
                                                                -----------            -----------

 Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization                                   18,375                 24,181
     Increase in accrued interest receivable                        (82,454)               (11,080)
     (Increase) decrease in prepaid expenses and other assets      (136,715)               (13,180)
     Increase in accrued expenses and other liabilities              59,272                 97,116
     Increase (decrease) in accrued interest payable                 75,113                 19,075
                                                                -----------            -----------

          TOTAL ADJUSTMENTS                                         (66,409)               116,112
                                                                -----------            -----------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                 545,483                401,105
                                                                -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in loans receivable, assets acquired in
         satisfaction of loans, and receivables from debtors
         on sales of assets acquired in satisfaction of loans    (6,286,934)              (909,603)
     Purchases of equity securities                                (195,947)               (21,959)
     Acquisition of furniture, fixtures and leasehold
         improvements                                               (11,134)                   -0-
                                                                -----------            -----------

          NET CASH USED IN INVESTING ACTIVITIES                  (6,494,015)              (931,562)
                                                                -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from reductions of notes payable, banks, net        5,565,000             (3,035,000)
     Dividends paid                                                (628,416)              (603,292)
     Net proceeds from sale of common stock                             -0-              2,844,517
                                                                -----------            -----------

          NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES  $ 4,936,584            $  (793,775)
                                                                -----------            -----------



   The accompanying notes are an integral part of these financial statements.

                ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED), Continued

               For the Six Months Ended December 31, 1998 and 1997

                                            December 31, 1998  December 31, 1997
                                            -----------------  -----------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS    $(1,011,948)      $(1,324,232)
CASH AND CASH EQUIVALENTS - Beginning            1,755,429         1,853,032
                                               -----------       -----------

CASH AND CASH EQUIVALENTS - Ending             $   743,481       $   528,800
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

     Effective February 21, 1997, the SBA approved the Company's election to provide nondisadvantaged business financing to small business concerns pursuant to SBA regulations and letter of agreement with the Company (see Note 8).

Loans and the Allowance for Loan Losses

     Loans are stated at cost, net of participation with other lenders, less an allowance for possible losses. This amount represents the fair value of such loans as determined in good faith by the Board of Directors. The allowance for loan losses is maintained at a level that, in the Board of Directors' judgement, is adequate to absorb losses inherent in the portfolio. The allowance for loan losses is reviewed and adjusted periodically by the Board of Directors on the basis of available information, including the fair value of the collateral held, existing risk of individual credits, past loss experience, the volume, composition and growth of the portfolio, and current and projected economic conditions. Because of the inherent uncertainty in the estimation process, the estimated fair values of the loans may differ significantly from the values that would have been used had a ready market existed for such loans and the differences could be material. As of December 31, 1998 and June 30, 1998, approximately 81% and 87%, respectively, of all loans are collateralized by New York City, Boston, Chicago, and Miami taxicab medallions.

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

     The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of December 31, 1998 and June 30, 1998.

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

Loan Costs

     Loan costs are included in prepaid expenses and other assets. Amortization of loan costs is computed on the straight-line method over ten (10) years. At December 31, 1998 and June 30, 1998, loan costs amounted to $141,558 and $153,786, respectively, net of accumulated amortization of $102,423 and $90,195, respectively.

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

NOTE 2 -- Debentures Payable to SBA

     At December 31, 1998 and June 30, 1998 debentures payable to the SBA consist of subordinated debentures with interest payable semiannually, as follows:

                                                       Current
                                                       Effective       Principal
  Issue Date                    Due Date             Interest Rate      Amount
  ----------                    --------             -------------      ------

September 1993              September 2003               6.12(1)      $1,500,000
September 1993              September 2003               6.12          2,220,000
September 1994              September 2004               8.20          2,690,000
December 1995                December 2005               6.54          1,020,000
June 1996                        June 2006               7.71          1,020,000
March 1997                      March 2007               7.38(2)         430,000
                                                                      ----------
                                                                      $8,880,000
                                                                      ==========

(1)  Interest rate increased to 6.12% from 3.12% effective September 30, 1998.

(2) The Company is also required to pay an additional annual user fee of 1% on this debenture.

     Under the terms of the subordinated debentures, the Company may not repurchase or retire any of its common stock or make any distributions to its stockholders other than dividends out of retained earnings (as computed in accordance with SBA regulations) without the prior written approval of the SBA.

NOTE 3 -- Notes Payable to Banks

     At December 31, 1998 and June 30, 1998, the Company had loan agreements with four banks for lines of credit aggregating $35,000,000 and $33,500,000. At December 31, 1998 and June 30, 1998, the Company had $27,650,000 and $22,085,000, respectively outstanding under these lines. The loans which mature at various dates through October 1999 bear interest based on the Company's choice of the lower of either the reserve adjusted LIBOR rate plus 150 basis points or the bank's prime rates less 1/2%. Certain additional fees for certain of the lines of credit are also paid by the Company equal to 1/8 of 1% as an annual fee. Upon maturity, the Company anticipates extending the lines of credit for another year as has been the practice in previous years.

     Pursuant to the terms of the agreements the Company is required to comply with certain terms, covenants and conditions. The Company pledged its loans receivable and other assets as collateral for the above lines of credit and between January 1998 and September 1998 is required to maintain compensating balances of 5%. During September 1998 the Company eliminated the compensating balance requirement with its banks. Prior to January 1998, the Company was required to maintain 10% compensating balances with each bank. At December 31, 1998 and June 30, 1998, average compensating balances of nil and $1,104,250, respectively, were maintained by the Company in accordance with these agreements.

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

     As a condition precedent to the repurchase, the Company granted the SBA a liquidating interest in a newly established restricted capital surplus account. The surplus account is equal to the amount of the net repurchase discount. The initial value of the liquidating interest was $3,557,261 which is being amortized over a 60-month period on a straight-line basis. Should the Company be in default under the repurchase agreement at any time, the liquidating interest will become fixed at the level immediately preceding the event of default and will not decline further until such time as the default is cured or waived. The liquidating interest shall expire on (i) sixty months from the date of the repurchase agreement, or (ii) if any event of default has occurred and such default has been cured or waived, such later date on which the liquidating interest is fully amortized. Should the Company voluntarily or involuntarily liquidate prior to the amortization of the liquidating interest, any assets which are available, after the payment of all debts of the Company, shall be distributed first to the SBA until the fair market value of such assets is equal to the amount of the liquidating interest. Such payment, if any, would be prior in right to any payments made to the Company's shareholders. The remaining amount restricted under this agreement at December 31, 1998 and June 30, 1998 was approximately $612,640 and $968,368, respectively.

     During 1992, the Company authorized the issuance of 752,729 shares of a new Series B cumulative preferred stock with a 4 percent dividend and a $10 par value. All preferred shares are restricted solely for issuance to the SBA. No sales of the Series B preferred shares have occurred to date. On December 31, 1996, Congress passed a law that in effect prevents the SBA from making any further purchase of 4% preferred stock from any specialized small business investment company. Accordingly, the Company does not anticipate being able to sell any of its authorized Series B Cumulative Preferred Stock in the future. In September 1998 the shareholders of the Company approved, subject to the approval of the Small Business Administration, which approval is currently pending, an amendment to the certificate of incorporation of the Company eliminating all of the authorized Series A and Series B preferred stock of the Company.

NOTE 5 -- Common Stock

     On January 12, 1999, the Company declared a cash dividend of $0.18 per common share, or a total of $314,208, payable January 22, 1999.

     During December 1997 and January 1998, the Company completed the sale, as part of a private placement offering, of 462,000 shares of common stock. Total proceeds from the sale of common stock amounted to $2,888,000 net of directly related expenses of $115,000.

NOTE 6 -- Income Taxes

     The provision for income taxes (benefit) for the six months ended December 31, 1998 and 1997 consists of the following:

                                     December 31, 1998    December 31, 1997
                                     -----------------    -----------------
Federal                                   $ 2,396             $   -0-
State and city                             (2,689)             (3,087)
                                          -------             -------
                                          $  (293)            $(3,087)
                                          =======             =======

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

     At December 31, 1998 and June 30, 1998, the Company had commitments to make loans totaling $2,890,500 and $2,568,000, respectively, at interest rates ranging from 8.65% to 16%.

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

     Loans Receivable -- The fair value of loans is estimated at cost net of the allowance for loan losses. The Company believes that the rates of these loans approximate current market rates.

     Equity Securities -- The Company's equity securities consist of investments in corporations who own and operate Chicago Taxicab Medallions (69%), two investment advisory firms (8%), a dry cleaner (3%), Miami Taxicab Medallions (11%), and a telecommunications company (9%).

     Debentures Payable to Small Business Administration -- The fair value of debentures as of December 31, 1998 and June 30, 1998 was approximately $9,035,000 and was estimated by discounting the expected future cash flows using the current rate at which the SBA has extended similar debentures to the Company.

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

     Results of Operations
     For the Six Months ended December 31, 1998 and 1997.

     Total investment income. Elk's investment income for the six months ended December 31, 1998 increased to $2,695,000 from $2,147,000 or (25.5%) for the six month periods ended December 31, 1998 and December 31, 1997, respectively. This increase was mainly due to an increase in the loan portfolio during the fiscal year. The portfolio increased from $34,130,000 as of December 31, 1997 to $47,674,000 as of December 31, 1998, as part of the Company's strategy to maximize shareholder rate of return by use of bank debt.

     Operating Expenses

     Interest expense for the six month period ended December 31, 1998 increased $241,000 ($1,192,000 from $951,000) over the similar period ended December 31, 1997. This increase was mainly due to increased bank borrowings for the period offset by lower interest rates during the period ended December 31, 1998.

     Other operating expenses increased $23,000 when compared with the similar period ended December 31, 1997. This increase was mainly due to increases in non-related legal fees and other fees which were part of the Company's new listing on NASDAQ, offset by a decrease ($101,000) in bad debt expense.

     Results of Operations
     For the Three Months ended December 31, 1998 and 1997.

     Total investment income. Elk's investment income for the three months ended December 31, 1998 increased to $1,347,000 from $1,067,000 or (26%) for the three month period ended December 31, 1998 and December 31, 1997. This increase was mainly due to an increase in the loan portfolio during the fiscal year. The portfolio increased from $34,130,000 as of December 31, 1997 to $47,674,000 as of December 31, 1998, as part of the Company's strategy to maximize shareholder rate of return by use of bank debt.

     Operating Expenses

     Interest expense for the three month period ended December 31, 1998 increased $157,000 ($618,000 from $461,000) over the similar period ended December 31, 1997. This increase was mainly due to increased bank borrowings for the period offset by lower interest rates during the period ended December 31, 1998.

     Other operating expenses decreased $128,000 when compared with the similar period ended December 31, 1997. This decrease was mainly due to a decrease in bad debt expenses which was $20,000 as of December 31, 1998 versus $150,000 for the similar period ended December 31, 1997.

Balance Sheet and Reserves

     Total assets increased $5,713,000 as of December 31, 1998 when compared with the balance sheet as of June 30, 1998. This increase was due to management's decision to expand its portfolio in the Chicago Medallion Market plus increases in the diversified loan portfolio. This expansion was financed by additional bank debt, $5,565,000, in this six month period.

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

          The Company also utilizes other industry-wide programs such as Windows 95 and Word Perfect. It is expected that either the current versions are Y2K-compliant or that Y2K-compliant upgrade versions will be obtained in the near future. In addition, during the past twelve months and at present, the Company has been replacing or upgrading its computer hardware with equipment that will be Y2K-compliant.

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

                                     PART II
                                OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     The Company plans to enter into an Agreement and Plan of Share Exchange (the "Share Exchange Plan") with Ameritrans Capital Corporation, a newly-formed Delaware corporation ("Ameritrans") that will also elect to become a BDC.
Pursuant to the Share Exchange Plan, each outstanding share of the Company's Common Stock would vest in Ameritrans, whereby the Company would become a wholly-owned subsidiary of Ameritrans, and the holders of all the outstanding shares of Common Stock of the Company would become the stockholders of Ameritrans and receive one share of Ameritrans for each share of the Company owned. Ameritrans has filed a Registration Statement on Form N-14 (File No. 333-63951) in connection with a proposed share exchange between Ameritrans and Elk. For additional information regarding the Share Exchange Plan, see the Company's Report on Form 10-Q for the Quarterly Period Ended September 30, 1998.

     On January 12, 1999 the Company's Board of Directors appointed two new directors, John Laird and Howard Sommer, to serve until the 1999 annual meeting of shareholders or until their successors are otherwise elected.

     Mr. Laird has been a private investor since 1994, when he retired from Shearson Lehman Brothers Inc. He has served as President and Chief Executive Officer of the Shearson Lehman Brothers Division of Shearson Lehman Brothers Inc., Chairman and Chief Executive Officer of The Boston Company, Inc. and as a member of the Executive Committee for Shearson Lehman Brothers Inc. Prior to joining The Boston Company, Mr. Laird spent 12 years with American Express in various roles including Senior Vice President and Treasurer. He is also a member of the Corporate Advisory Committee of the Museum of Fine Arts in Boston and the Board of Overseers for the Boston Symphony Orchestra. Mr. Laird received his B.S. in finance and M.B.A. from Syracuse University and attended the Advanced Management Program at Harvard Business School.

     Mr. Sommer has been President and Chief Executive Officer of New York Community Investment Company L.L.C. (NYCIC), an equity investment fund providing long-term capital to small businesses throughout the State of New York, since 1995. Prior to NYCIC, he was President of Fundex Capital Corporation, President of U.S. Capital Corporation, worked in management consulting and held various positions at IBM and Xerox Corporations. Mr. Sommer was also a member of the Board of Directors for the National Association of the Small Business Investment Company (NASBIC), serving on its executive committee and as Chairman of the Board. He received his B.S. in electrical engineering from City College of New York and attended the Graduate School of Business at New York University.

     Also on January 12, 1999 the Company's Board of Directors granted options for the purchase of a total of 100,000 shares of the common stock of the Company, $.01 par value, as set forth below, to the following officers and directors who are also employees of the Company pursuant to the 1998 Incentive Stock Option Plan. Such plan is exhibit 10.1 to this form.


                                                  Number of      Purchase
Name                Title                          Shares         Price         Total
----                -----                         ---------      --------       -----
Gary C. Granoff     President, Director,           30,000         $9.76          5 years
                    Principal Stockholder

Ellen M. Walker     Vice President, Director      20,000         $8.88          10 years

Lee A. Forlenza     Vice President, Director      17,500         $8.88          10 years

Steven Etra         Director                      17,500         $8.88          10 years

Margaret Chance     Secretary                     10,000         $8.88          10 years

Silvia Mullens      Vice Presient                  5,000         $8.88          10 years

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

       3.2 By-Laws. Filed as Exhibit 4.2 to the Company's Registration Statement on Form 8-A and incorporated by reference herein.

       10.1 1998 Incentive Stock Option Plan. Filed as Exhibit 2 to the 1998 Proxy Statement of the Company and incorporated by reference herein.

       10.2 Non-Employee Director Plan. Filed as Exhibit 3 to the 1998 Proxy Statement of the Company and incorporated by reference herein.

       27     Financial Data Schedule.

(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed during the fiscal quarter ended December 31, 1998.

                       ELK ASSOCIATES FUNDING CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELK ASSOCIATES FUNDING CORPORATION

Date: February 16, 1999                         By:/s/ Gary C. Granoff
                                                --------------------------------
                                                Gary C. Granoff
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Chief Accounting Officer)