Form 10-Q
period 1999-03-31
ELK ASSOCIATES FUNDING CORP
filed 1999-05-13
CIK 723108

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     ____________

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

                                 Yes [X] No [ ]

         The number of shares of Common Stock, par value $.01 per share, outstanding as of May 13, 1999: 1,745,600

                       ELK ASSOCIATES FUNDING CORPORATION

                                    FORM 10-Q

                                Table of Contents

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements...................................................................        1
             Consolidated  Balance  Sheets as of March 31, 1999
               (unaudited) and June 30, 1998....................................................        2
             Consolidated  Statements of Operations --For the three months ended March 31,
               1999 and March 31, 1998 and For the Nine Months Ended March 31, 1999 and
               1998 (unaudited).................................................................        4
             Consolidated  Statements of Cash Flows -- For the Nine
               Months Ended March 31, 1999 and 1998 (unaudited).................................        5
             Notes to Consolidated Financial Statements.........................................        7
Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations................................................       14
PART II. OTHER INFORMATION
Item 5.  Other Information......................................................................       16*
Item 6.  Exhibits and Reports on Form 8-K.......................................................       17
           Signatures...........................................................................       18

----------
*     Only need to be included if there is a response for the period.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The consolidated balance sheets of the Company as of March 31, 1999, the related statements of operations, and cash flows for the nine months ended March 31, 1999 and 1998 and the three months ended March 31, 1999 and March 31, 1998 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended March 31, 1999 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form N-30D for the fiscal year ended June 30, 1998 as filed with the Commission.

                ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                  March 31, 1999 (Unaudited) and June 30, 1998

                                     ASSETS

                                                                      March 31, 1999   June 30, 1998
                                                                      --------------   -------------
Loans receivable ...................................................   $ 49,303,758    $ 41,590,000
Less: allowance for loan losses ....................................       (335,000)       (295,000)
                                                                       ------------    ------------

                                                                         48,968,758      41,295,000
Cash and cash equivalents ..........................................        673,296       1,755,429
Accrued interest receivable ........................................        655,210         516,110
Assets acquired in satisfaction of loans ...........................        619,308         400,470
Receivables from debtors on sales of assets acquired
    in satisfaction of loans .......................................        420,287         451,222
Equity securities ..................................................        927,157         629,179
Furniture, fixtures and leasehold improvements, net ................         88,642         102,247
Prepaid expenses and other assets ..................................        397,621         250,081
                                                                       ------------    ------------

                    TOTAL ASSETS ...................................   $ 52,750,279    $ 45,399,738
                                                                       ============    ============


   The accompanying notes are an integral part of these financial statements.

                ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                  March 31, 1999 (Unaudited) and June 30, 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      March 31, 1999  June 30, 1998
                                                                      --------------  -------------
LIABILITIES
        Debentures payable to SBA ...................................   $ 8,880,000   $ 8,880,000
        Notes payable, banks ........................................    29,350,000    22,085,000
        Accrued expenses and other liabilities ......................       277,631       204,099
        Accrued interest payable ....................................       218,832       221,704
        Dividends payable ...........................................       314,208       314,208
                                                                        -----------   -----------

             TOTAL LIABILITIES ......................................    39,040,671    31,705,011
                                                                        -----------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
        Common stock, $.01 par value: 2,000,000 and
        3,000,000 shares, respectively
        authorized; 1,745,600 shares issued and outstanding, ........        17,456        17,456
        Additional paid-in-capital ..................................    13,019,417    12,485,825
        Restricted capital ..........................................       434,777       968,368
        Retained earnings ...........................................         8,433        24,289
        Unrealized gain on equity securities ........................       229,525       198,789
                                                                        -----------   -----------

             TOTAL STOCKHOLDERS' EQUITY .............................    13,709,608    13,694,727
                                                                        -----------   -----------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............   $52,750,279   $45,399,738
                                                                        ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

       For the Three Months and Nine Months Ended March 31, 1999 and 1998

                                                                Three Months       Three Months      Nine Months       Nine Months
                                                                   Ended              Ended             Ended              Ended
                                                               March 31, 1999     March 31, 1998    March 31, 1999    March 31, 1998
                                                               --------------     --------------    --------------    --------------
INVESTMENT INCOME
      Interest on loans receivable ......................       $ 1,328,597        $ 1,007,563       $ 3,804,341       $ 2,937,394
      Fees and other income .............................            77,424            165,008           296,628           382,552
                                                                -----------        -----------       -----------       -----------

         TOTAL INVESTMENT INCOME ........................         1,406,021          1,172,571         4,100,969         3,319,946
                                                                -----------        -----------       -----------       -----------

OPERATING EXPENSES
      Interest ..........................................           612,482            409,984         1,804,597         1,360,703
      Salaries and employee benefits ....................           157,218            160,657           431,701           406,164
      Legal fees ........................................            77,874             86,463           222,135           222,334
      Miscellaneous administrative expenses .............           172,683            152,880           582,690           506,199
      Loss (recovery) on assets acquired in
         satisfaction of loans, net .....................             5,164              2,592             5,432             4,097
      Directors' fee ....................................            13,000             16,539            26,250            45,089
      Bad debt expense/provision for losses .............            52,500             25,000           101,465           174,998
                                                                -----------        -----------       -----------       -----------

TOTAL OPERATING EXPENSES ................................         1,090,921            854,115         3,174,270         2,719,584
                                                                -----------        -----------       -----------       -----------

OPERATING INCOME ........................................           315,100            318,456           926,699           600,362
                                                                -----------        -----------       -----------       -----------

         NET INCOME BEFORE INCOME TAXES .................           315,100            318,456           926,699           600,362

INCOME TAXES (Benefit) ..................................               224                371               (69)           (2,716)
                                                                -----------        -----------       -----------       -----------

         NET INCOME .....................................       $   314,876        $   318,085       $   926,768       $   603,078
                                                                ===========        ===========       ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING .....................         1,745,600          1,745,600         1,745,600         1,432,726
                                                                ===========        ===========       ===========       ===========

NET INCOME PER COMMON SHARE .............................       $     .1803        $     .1822       $     .5309       $     .4209
                                                                ===========        ===========       ===========       ===========

                ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                For the Nine Months Ended March 31, 1999 and 1998

                                                                                 March 31, 1999  March 31, 1998
                                                                                 --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income .................................................................   $   926,768    $   603,078
                                                                                   -----------    -----------

    Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation and amortization ..........................................        28,194         18,931
        Increase in accrued interest receivable ................................      (139,100)       (27,627)
        (Increase) decrease in prepaid expenses and other assets ...............      (147,540)        14,267
        Increase in accrued expenses and other liabilities .....................        73,532        146,557
        Increase (decrease) in accrued interest payable ........................        (2,872)       (20,644)
                                                                                   -----------    -----------

             TOTAL ADJUSTMENTS .................................................      (187,786)       131,484
                                                                                   -----------    -----------

             NET CASH PROVIDED BY OPERATING ACTIVITIES .........................       738,982        734,562
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net change in loans receivable, assets acquired in
        satisfaction of loans and receivables from debtors
        on sales of assets acquired in satisfaction of loans ...................    (7,861,661)    (1,536,603)
    Purchases (sales) of equity securities .....................................      (267,241)       (65,946)
    Acquisition of furniture, fixtures and leasehold
        improvements ...........................................................       (14,589)       (15,256)
                                                                                   -----------    -----------

             NET CASH USED IN INVESTING ACTIVITIES .............................    (8,143,491)    (1,617,805)
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable, banks, net ....................................     7,265,000     (1,735,000)
    Dividends paid .............................................................      (942,624)      (986,722)
    Net proceeds from sale of common stock .....................................           -0-      2,888,000
                                                                                   -----------    -----------

             NET CASH PROVIDED BY FINANCING ACTIVITIES .........................   $ 6,322,376    $   166,278
                                                                                   -----------    -----------


   The accompanying notes are an integral part of these financial statements.

                ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED), Continued

                For the Nine Months Ended March 31, 1999 and 1998

                                                           March 31, 1999  March 31, 1998
                                                           --------------  --------------
NET (DECREASE) IN CASH AND CASH
            EQUIVALENTS ..................................   $(1,082,133)   $  (716,965)
CASH AND CASH EQUIVALENTS - Beginning ....................     1,755,429      1,853,032
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS - Ending .......................   $   673,296    $ 1,136,067
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

     Effective February 21, 1997, the SBA approved the Company's election to provide nondisadvantaged business financing to small business concerns pursuant to SBA regulations and letter of agreement with the Company (see Note 4).

     Loans and the Allowance for Loans Losses

     Loans are stated at cost, net of participation with other lenders, less an allowance for possible losses. This amount represents the fair value of such loans as determined in good faith by the Board of Directors. The allowance for loan losses is maintained at a level that, in the Board of Directors' judgement, is adequate to absorb losses inherent in the portfolio. The allowance for loan losses is reviewed and adjusted periodically by the Board of Directors on the basis of available information, including the fair value of the collateral held, existing risk of individual credits, past loss experience, the volume, composition and growth of the portfolio, and current and projected economic conditions. Because of the inherent uncertainty in the estimation process, the estimated fair values of the loans may differ significantly from the values that would have been used had a ready market existed for such loans and the differences could be material. As of March 31, 1999 and June 30, 1998, approximately 80% and 87%, respectively, of all loans are collateralized by New York City, Boston, Chicago, and Miami taxicab medallions.

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

     The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of March 31, 1999 and June 30, 1998.

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

     Net Income per Share

     During the year ended June 30, 1998, the Company adopted the provision of Statements of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year end. Common stock equivalents have been excluded from the weighted-average shares as of March 31, 1999 and June 30, 1998, as inclusion is anti-dilutive. All prior period EPS data has been restated to conform to the new pronouncement.

     Loan Costs

     Loan costs are included in prepaid expenses and other assets. Amortization of loan costs is computed on the straight-line method over ten (10) years. At March 31, 1999 and June 30, 1998, loan costs amounted to $135,445 and $153,786, respectively, net of accumulated amortization of $108,536 and $90,195, respectively.

     Assets Acquired in Satisfaction of Loans

     Assets acquired in satisfaction of loans are carried at estimated fair value less selling costs. Losses incurred at the time of foreclosure are charged to the allowance for loan losses. Subsequent reductions in estimated net realizable value are recorded as losses on assets acquired in satisfaction of loans.

     Interest Rate Cap

     At March 20, 1997, the Company was a party to one $5 million notional interest rate cap. This cap, which expired on March 20, 1999, was purchased by the Company to protect it from the impact of upward movements in interest rates related to its outstanding bank debt. The cap provided interest rate protection in the event that the three month LIBOR rate exceeded 6.75 percent. The premium paid for the purchase of this cap was amortized over its life as an adjustment of interest expense. Payments received under this cap would be credited to interest expense.

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

NOTE 2 -- Debentures Payable to SBA

     At March 31, 1999 and June 30, 1998 debentures payable to the SBA consist of subordinated debentures with interest payable semiannually, as follows:

                                                   Current
                                                   Effective           Principal
         Issue Date           Due Date           Interest Rate          Amount
         ----------           --------           -------------          ------

September 1993 .......      September 2003           6.12(1)          $1,500,000
September 1993 .......      September 2003           6.12              2,220,000
September 1994 .......      September 2004           8.20              2,690,000
December 1995 ........      December 2005            6.54              1,020,000
June 1996 ............      June 2006                7.71              1,020,000
March 1997 ...........      March 2007               7.38(2)             430,000
                                                                      ----------
                                                                      $8,880,000
                                                                      ==========

(1)  Interest rate increases to 6.12% on December 31, 1998, it was formerly
     3.12%

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

NOTE 3 -- Notes Payable to Banks

     At March 31, 1999 and June 30, 1998, the Company had loan agreements with three banks and four banks, respectively, for lines of credit aggregating $35,000,000 and $33,500,000. At March 31, 1999 and June 30, 1998, the Company
had $29,350,000 and $22,085,000, respectively outstanding under these lines. The loans which mature at various dates through December 1999 bear interest based on the Company's choice of the lower of either the reserve adjusted LIBOR rate plus 150 basis points or 1/2% below the bank's prime rates including certain fees which make the effective rates range from approximately prime minus 1/4% to prime minus 1/2%. Upon maturity, the Company anticipates extending the lines of credit for another year as has been the practice in previous years.

     Pursuant to the terms of the agreements the Company is required to comply with certain terms, covenants and conditions. The Company pledged its loans receivable and other assets as collateral for the above lines of credit and since January, 1998 was required to maintain compensating balances of 5%. During September, 1998 the Company eliminated the compensating balance requirement with its banks. Prior to January 1998, the Company was required to maintain 10% compensating balances with each bank. At March 31, 1999 and June 30, 1998, average compensating balances of nil and $1,104,250, respectively, were maintained by the Company in accordance with these agreements.

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

     As a condition precedent to the repurchase, the Company granted the SBA a liquidating interest in a newly established restricted capital surplus account. The surplus account is equal to the amount of the net repurchase discount. The initial value of the liquidating interest was $3,557,261 which is being amortized over a 60-month period on a straight-line basis. Should the Company be in default under the repurchase agreement at any time, the liquidating interest will become fixed at the level immediately preceding the event of default and will not decline further until such time as the default is cured or waived. The liquidating interest shall expire on (i) sixty months from the date of the repurchase agreement, or (ii) if any event of default has occurred and such default has been cured or waived, such later date on which the liquidating interest is fully amortized. Should the Company voluntarily or involuntarily liquidate prior to the amortization of the liquidating interest, any assets which are available, after the payment of all debts of the Company, shall be distributed first to the SBA until the fair market value of such assets is equal to the amount of the liquidating interest. Such payment, if any, would be prior in right to any payments made to the Company's shareholders. The remaining amount restricted under this agreement at March 31, 1999 and June 30, 1998 was approximately $434,477 and $968,368, respectively.

     During 1992, the Company authorized the issuance of 752,729 shares of a new Series B cumulative preferred stock with a 4 percent dividend and a $10 par value. All preferred shares are restricted solely for issuance to the SBA. No sales of the Series B preferred shares have occurred to date. On December 31, 1996, Congress passed a law that in effect prevents the SBA from making any further purchase of 4% preferred stock from any specialized small business investment company. Accordingly, the Company does not anticipate being able to sell any of its authorized Series B Cumulative Preferred Stock in the future. In September 1998 the shareholders of the Company approved, subject to the approval of the Small Business Administration, which approval has now been given, an amendment to the certificate of incorporation of the Company eliminating all of the authorized Series A and Series B preferred stock of the Company.

NOTE 5 -- Common Stock

     On April 5, 1999, the Company declared a cash dividend of $0.18 per common share, or a total of $314,208, payable April 16, 1999.

     During December 1997 and January 1998, the Company completed the sale, as part of a private placement offering, of 462,000 shares of common stock. Total proceeds from the sale of common stock amounted to $2,888,000 net of directly related expenses of $115,000.

     In September 1998, the stockholders of the Company approved and in February 1999 the SBA approved an amendment to the Certificate of Incorporation increasing the total authorized shares of $0.01 par value common stock to 3,000,000 shares authorized.

NOTE 6 -- Income Taxes

     The provision for income taxes (benefit) for the three months ended March 31, 1999 and 1998 consists of the following:

                                          March 31, 1999   March 31, 1998
                                          --------------   --------------

     Federal ..........................      $ 4,085          $(1,702)
     State and city ...................       (4,154)          (1,014)
                                             -------          -------

                                             $   (69)         $(2,716)
                                             =======          =======

NOTE 7 -- Commitments and Contingencies

Interest Rate Swap

     On June 8, 1998, the Company entered into a $10,000,000 interest rate Swap transaction with a bank. On October

13, 1998, the Company entered into an additional interest rate swap transaction with the same bank for $5,000,000 (unaudited). These Swap transactions were entered into to protect the Company from an upward movement in interest rates relating to outstanding bank debt (see Note 6 for terms and effective interest rates). These Swap transactions call for a fixed rate of 5.86% and 4.95%, respectively for the Company and if the floating one month LIBOR rate is below the fixed rate then the Company is obligated to pay the bank for the difference in rates. When the one month LIBOR rate is above the fixed rate then the bank is obligated to pay the Company for the differences in rates.

     These swap transactions expire on June 8, 2001 and October 8, 2001, respectively.

     At March 31, 1999 and June 30, 1998, the Company had commitments to make loans totaling $2,329,000 (unaudited) and $2,568,000, respectively, at interest rates ranging from 9.5% to 16%.

Interest Rate Cap

     At March 20, 1997, the Company was a party to one $5 million notional interest rate cap. This cap, which expired on March 20, 1999, was purchased by the Company to protect it from the impact of upward movements in interest rates related to its outstanding bank debt. The cap provided interest rate protection in the event that the three month LIBOR rate exceeded 6.75%. The premium paid for the purchase of this cap was amortized over its life as an adjustment of interest expense. Payments received under this cap would be credited to interest expense.

NOTE 8 -- Defined Contribution Plan

     On April 15, 1996 the Company adopted a simplified employee pension plan covering all eligible employees of the Company. Contributions to the plan are at the discretion of the Board of Directors. During the nine months ended March 31, 1999 and 1998 contributions amounted to $46,644 (unaudited) and $46,496, respectively.


NOTE 9 -- Incentive Stock Option Plan

     During September 1998, the Company adopted an incentive stock option plan, an aggregate of 125,000 shares of common stock are authorized for issuance under the plan. The plan provides that options may be granted to attract and retain key employees of the Company. Options granted under the plan are exercisable for periods ranging from five to ten years. In addition, the option price will range from market value to at least 110% of market value of the common stock on the grant date. As of December 31, 1998, no options have been issued by the Company.

     In January, 1999, the Company granted 100,000 shares of options to certain key employees at an exercise price ranging from $8.875 to $9.7625 per share.

NOTE 10 -- Fair Value of Financial Instruments

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

     Loans Receivable - The fair value of loans is estimated at cost net of the allowance for loan losses. The company believes that the rates of these loans approximate current market rates (see Note 1).

     Equity Securities - The Company's equity securities consist of investments in corporations who own and operate Chicago taxicab medallions (70%), an investment advisory firm (8%), a dry cleaner (3%), Miami taxicab medallions (10%) and a Telecommunications company (9%).

     Debentures Payable to Small Business Administration - The fair value of debentures as of March 31, 1999 and June 30, 1998 were approximately $9,004,000 (unaudited) and $9,035,000 respectively, and were estimated by discounting the expected future cash flows using the current rate at which the SBA has extended similar debentures to the Company (see Note 2).

     The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses is considered to approximate their carrying value. Those instruments include balances recorded in the following captions.


                   ASSETS                               LIABILITIES
                   ------                               -----------

   Cash                                            Notes payable, banks
   Accrued interest receivable                     Accrued interest payable
   Assets acquired in satisfaction of loans
   Receivable from debtors on sales of
   assets acquired in satisfaction of loans

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be used in conjunction with the consolidated Financial Statements and Notes therewith appearing in this report on Form 10-Q and the Company's Annual Report for the year ended June 30, 1998.

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

     Results of Operations
     For the Nine Months ended March 31, 1999 and 1998.

     Total investment income. Elk's investment income for the nine months ended March 31, 1999 increased to $4,101,000 from $3,320,000 (23.5%) for the nine month period when compared with the nine months ended March 31, 1998. This increase was mainly due to an increase in the loan portfolio over the previous fiscal year. The portfolio increased from $34,863,000 as of March 31, 1998 to $49,304,000 as of March 31, 1999 as part of the Company's strategy to maximize shareholder rate of return by use of bank debt.

     Operating Expenses

     Interest expense for the nine month period ended March 31, 1999 increased $444,000 ($1,805,000 from $1,361,000) over the similar period ended March 31, 1998. This increase was mainly due to increased bank borrowings for the period offset by lower interest rates during the period ended March 31,1999.

     Other operating expenses decreased $19,000 when compared with the similar period ended March 31, 1998. This decrease was mainly due to a decrease in bad debt expense ($74,000) offset by an increase in administrative fees and payroll costs.

     Results of Operations
     For the Three Months ended March 31, 1999 and 1998.

     Total investment income. Elk's investment income for the three months ended March 31, 1999 increased to $1,406,000 from $1,173,000 (20%) when compared with the three month period ending March 31, 1998. This increase was mainly due to an increase in the loan portfolio during the fiscal year. The portfolio increased from $34,863,000 as of March 31, 1998 to $49,304,000 as of March 31, 1999, as
part of the Company's strategy to maximize shareholder rate of return by use of bank debt.

     Operating Expenses

     Interest expense for the three month period ended March 31, 1999 increased $203,000 ($613,000 from $410,000) over the similar period ended March 31, 1998. This increase was mainly due to increased bank borrowings for the period offset by lower interest rates for the period ended March 31,1999.

     Other operating expenses increased $34,000 when compared with the similar period ended March 31, 1998. This increase was mainly due to an increase in bad debt expenses $25,000 as of March 31, 1998 versus $52,500 for the similar period ended March 31, 1999.

Balance Sheet and Reserves

     Total assets increased $7,350,000 as of March 31, 1999 when compared with the balance sheet as of June 30, 1998. This increase was due to management's decision to expand its portfolio in the Chicago Medallion Market plus increases in the diversified loan portfolio. This expansion was financed by additional bank debt of $7,265,000, during the nine month period.

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

     The Share Exchange Plan will require approval by the Company's stockholders at a special meeting of stockholders. In addition, the Share Exchange Plan and certain related transactions must be approved by the Securities and Exchange Commission (the "Commission") and the U.S. Small Business Administration. In connection with the proposed Share Exchange Plan, Ameritrans and Elk have filed with the Commission an application for an exemptive order approving the Share Exchange Plan and certain related transactions. As part of the approvals, the Company has obtained SBA approval of the capitalization of Ameritrans by the Company to the extent of $963,000.

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

     3.2 By-Laws. Filed as Exhibit 4.2 to the Company's Registration Statement on Form 8-A and incorporated by reference herein.

     10.1 1998 Incentive Stock Option Plan. Filed as Exhibit 2 to the 1998 Proxy Statement of the Company and incorporated by reference herein.

     10.2 Non-Employee Director Plan. Filed as Exhibit 3 to the 1998 Proxy Statement of the Company and incorporated by reference herein.

     27        Financial Data Schedule.

(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed during the fiscal quarter ended March 31, 1999.

                       ELK ASSOCIATES FUNDING CORPORATION

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ELK ASSOCIATES FUNDING CORPORATION

Date: May 13, 1999                         By: /s/ Gary C. Granoff
                                               -------------------
                                           Gary C. Granoff
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Chief Accounting Officer)