Form 10-K
period 1999-06-30
ELK ASSOCIATES FUNDING CORP
filed 1999-09-28
CIK 723108

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission file number 0-22153

                       ELK ASSOCIATES FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)


        DELAWARE                                           11-2502336
(State of Incorporation)                       (IRS Employer Identification No.)

                   747 THIRD AVENUE, NEW YORK, NEW YORK 10017
               (Address of principal executive offices) (Zip Code)

                                 (212) 355-2449
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

         The approximate aggregate market value of common equity held by non-affiliates of the Registrant as of September 27, 1999 was approximately $10,872,434, based on the last sale price of the Registrant's Common Stock on the Nasdaq SmallCap Market as of the close of business on September 27, 1999. There were 1,745,600 shares of the Registrant's Common Stock outstanding as of September 27, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on November 18, 1999, which Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year-end of June 30, 1999, are incorporated by reference into Part III of this Form 10-K.

                       ELK ASSOCIATES FUNDING CORPORATION

                          1999 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                            Page
                                                                            ----
PART I .....................................................................  1
    ITEM 1.    BUSINESS OF ELK..............................................  1
    ITEM 2.    PROPERTIES................................................... 21
    ITEM 3.    LEGAL PROCEEDINGS............................................ 21
    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......... 21

PART II .................................................................... 23
    ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND
               RELATED STOCKHOLDER  MATTERS................................. 23
    ITEM 6.    SELECTED FINANCIAL DATA...................................... 23
    ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.......................... 24
    ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK.................................................. 28
    ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................. 28
    ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES......................... 28

PART III ................................................................... 29
    ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........... 29
    ITEM 11.   EXECUTIVE COMPENSATION....................................... 29
    ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT................................................... 29
    ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............... 29

PART IV .................................................................... 29
    ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K..................................................... 29

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS.................... 30

SIGNATURES.................................................................. 31

                                     PART I

ITEM 1. BUSINESS OF ELK

General

         Elk Associates Funding Corporation ("Elk") was formed on July 9, 1979 for the purpose of operating as a Specialized Small Business Investment Company ("SSBIC"), licensed under the Small Business Investment Act of 1958, (the "1958 Act"), and regulated and financed in part by the U.S. Small Business Administration (the "SBA"). Elk was granted a license to operate as an SSBIC by the SBA on July 24, 1980, is registered as a closed-end, non-diversified management investment company under the Investment Company Act of 1940 (the "1940 Act"), and has elected to be taxed as a "regulated investment company" under the Internal Revenue Code of 1954, as amended (the "Code") since the fiscal year ended June 30, 1984. Elk's business has historically been to provide financing to persons who qualify under SBA regulations as socially or economically disadvantaged persons or to entities which are at least 50% owned by such persons ("Disadvantaged Concerns").

         The 1958 Act was amended on September 30, 1996, and in connection therewith, Elk entered into an agreement with the SBA in February 1997, and amended its Certificate of Incorporation, the effect of which was to convert Elk from an SSBIC to a Small Business Investment Company ("SBIC"). As such, Elk may now lend to persons who are not "disadvantaged" so long as Elk's aggregate loans to Disadvantaged Concerns are at least equal to the remaining amount of Elk's unamortized Restricted Capital Account (as hereinafter defined) resulting from the repurchase by Elk of its 3% Preferred Stock from the SBA. The Restricted Capital Account was $256,916 at June 30, 1999, representing less than 1% of Elk's loan portfolio of approximately $51,100,000 as of that date.

         As of June 30, 1999, almost 95% of Elk's loans and investments qualified as loans to Disadvantaged Concerns. As a result of Elk's conversion to an SBIC, Elk is only required to maintain approximately 1% of its portfolio as loans to such persons. Accordingly, while Elk intends to continue to make loans to Disadvantaged Concerns, particularly in connection with the ownership of taxicabs and related assets in the New York City, Chicago, Boston, and Miami markets, where many of the borrowers may qualify as Disadvantaged Concerns, Elk intends to diversify its activities by lending and investing in a broader range of businesses eligible for investments by SBICs under the 1958 Act ("Small Business Concerns"), many of which, it is anticipated, may not be Disadvantaged Concerns.

         To the best of its knowledge, Elk has never experienced any material losses of principal in connection with taxi financings since it began making loans to the owners of New York City taxicab medallions, taxicabs and related assets in 1980, nor since it began making taxi medallion loans in Boston, Chicago and Miami in 1995. Elk will continue to make loans in these markets without the historical restriction of lending solely to Disadvantaged Concerns. Loans made by Elk for the purpose of financing the purchase or continued ownership of taxicab medallions, taxicabs and related assets, represented approximately 79% of Elk's loan portfolio as of June 30, 1999. Loans made to finance the acquisition and/or operation of other Small Business Concerns constitute the balance of Elk's current loan portfolio, and it intends to continue to make such loans.

         By Agreement dated November 10, 1994, Elk repurchased all of the 547,271 outstanding shares of its 3% preferred stock from the SBA for an aggregate price of $1,915,449, representing a discount of 65% from the original aggregate issuance price of $10 per share. As a condition precedent to the repurchase, Elk granted the SBA a liquidating interest in a newly established restricted capital surplus account (the "Restricted Capital Account"). The Restricted Capital Account is equal to the amount of the net repurchase discount in which the SBA received a liquidating interest amortized over 60 months commencing November 10, 1994. However, if Elk is liquidated or if a material violation of SBA regulations occurs during the amortization period, the SBA would receive the remaining unamortized amount of the Restricted Capital Account prior to the stockholders of Elk receiving any amounts on their Common Stock. The unamortized balance of the SBA's liquidating interest at June 30, 1999 was $256,916.

         Elk elected, effective September 28, 1998, to become a business development company ("BDC") under the 1940 Act. See "Investment Company Act of 1940; Election to Become a BDC."

Proposed Share Exchange

         Elk proposes to enter into a one-for-one share exchange (the "Share Exchange") with Ameritrans Capital Corporation, a newly-formed Delaware corporation ("Ameritrans"), in accordance with an Agreement and Plan of Share Exchange between Ameritrans and Elk (the "Share Exchange Plan") to be submitted to the shareholders of Elk for their approval at a Special Meeting, prior to which a Proxy Statement/Prospectus describing the Share Exchange Plan will be distributed to the shareholders of Elk. Ameritrans has filed a Registration Statement/Proxy Statement on Form N-14 with the SEC (File No. 333-63951) relating to the proposed Share Exchange.

         Elk is licensed as an SBIC under Section 301(c) of the 1958 Act, and as such, it may invest only in Small Business Concerns that qualify under applicable rules and regulations of the SBA. The majority of such investments by Elk has consisted of loans for the purchase of taxicab medallions and related taxicab assets. The Board of Directors of Elk believes that a more diversified investment strategy would be in the best interests of Elk and its stockholders. Elk's Board of Directors has further concluded that such diversification would be best accomplished by the organization or acquisition of a company which would be able to invest in other business concerns without regard to their social or economic status or to other limitations imposed by the 1958 Act and the rules and regulations promulgated thereunder, thus enabling the Elk stockholders to reap the economic benefits from such business diversification. Accordingly, after analysis of the legal and regulatory issues involved, Elk's Board of Directors approved a reorganization of Elk, consisting of the following steps:
(1) the organization of Ameritrans, and its registration, for tax reasons, as an investment company under the 1940 Act; (2) the acquisition by Ameritrans of all of the outstanding Elk Common Stock from the current Elk stockholders in exchange for Ameritrans Common Stock.

         The adoption of the Share Exchange Plan requires the affirmative vote of the holders of two-thirds (66.67%) of the outstanding shares of Elk Common Stock. As of June 30, 1999, Elk had 1,745,600 shares of Common Stock outstanding. The directors, officers, and principal stockholders of Elk, owning an aggregate of approximately 60% of the outstanding shares of Elk Common Stock, have expressed an intention to vote in favor of the adoption of the Share Exchange Plan. Holders of Elk Common Stock who object to the Share Exchange may elect to receive payment of the fair value of their shares of Elk Common Stock (as determined by agreement with Elk or by a court) in lieu of the Ameritrans Common Stock they would otherwise receive pursuant to the Share Exchange. The Board of Directors of Elk has determined that if the holders of more than 3% of the outstanding shares exercise their appraisal rights, Elk may determine not to proceed with the Share Exchange.

         Ameritrans was formed as a Delaware corporation on February 12, 1998, for the purposes of (1) acquiring and owning all of the outstanding Elk Common Stock pursuant to the Share Exchange, and (2) engaging in broader and more diversified investment and lending business activities directly, as well as through a newly-formed subsidiary, Elk Capital Corporation, which business activities Elk, as an SBIC, is not permitted to transact under the 1958 Act. Ameritrans is registered under the 1940 Act as a closed-end, non-diversified management investment company. Ameritrans has also elected to become a BDC pursuant to the 1940 Act.

         On July 12, 1999, Ameritrans filed a Registration Statement on Form N-2 with the SEC (File No. 333-82693) relating to the proposed sale of 1,100,000 shares (1,265,000 shares if the underwriters' over-allotment option is exercised) of its common stock after completion of the Share Exchange. It is anticipated that approximately half the net proceeds of such offering will be allocated to the operations of Ameritrans and Elk Capital and half to the operations of Elk. There is no assurance that this offering will be completed on the proposed terms or at all.

Elk's Loans

         Elk obtained a license to operate as an SSBIC from the SBA on July 24, 1980. Until February 1997, as an SSBIC, Elk's primary business was to provide long-term loan funds at commercially competitive rates of interest (which at June 30, 1999, ranged from 8.25% to 18% per annum) to persons defined by SBA regulations as socially or economically disadvantaged persons (or entities which are at least 50% owned by persons so defined), in connection with the financing of diversified businesses. In February 1997, Elk entered into an agreement with the SBA (the "SBA Agreement") and amended its certificate of incorporation, the effect of both of which steps converted Elk into an SBIC. As an SBIC, Elk is permitted to lend to persons who are not "disadvantaged" provided Elk maintains a level of loans to disadvantaged persons equal to the SBA's liquidating interest resulting from the 3% Preferred Stock repurchase. This limitation will terminate upon full amortization of the 3% Preferred Stock repurchase discount, which is scheduled to occur in November 1999. Although Elk, as of June 30, 1999, was only required to have $256,916 of its total loan portfolio invested with "disadvantaged" persons, almost 95%, or in excess of $48,000,000 of the portfolio, was so invested. Elk anticipates that its present ability to pursue investments and loans with persons who are not "disadvantaged" will afford it greater opportunities to make investments that enhance Elk's profitability.

         SBA regulations set forth a ceiling on the interest rate that an SBIC may charge its borrowers. Currently, this ceiling is the higher of 19% for loans and 14% for debt securities or, alternatively, rates calculated with reference to the weighted average cost of the SBIC's qualified borrowings, as determined pursuant to SBA Regulations, or the SBA's current debenture rate. The maximum rate of interest that Elk was permitted to charge under the SBA regulations as of June 30, 1999 was 19% for loans and 14% for debt securities. See "The Small Business Act of 1958."

         To date, the large majority of Elk's loans have been made to purchasers or owners of New York City taxicab medallions (as described in greater detail below). Since Elk commenced operations it has made over $175,000,000 in loans to New York City taxicab medallion owners. As of June 30, 1999, approximately $19,800,000, or 39%, of the aggregate principal amount of its outstanding loans of $51,100,000 represented loans made to finance the purchase or continued ownership of New York City taxicab medallions and related assets. An aggregate of approximately $15,800,000, or 31%, consisted of loans to finance the purchase or refinancing of taxi medallions in Chicago and the balance of approximately $15,500,000, or 30%, consisted of loans to various commercial borrowers, of which approximately $2,700,000 was invested in Boston taxi medallion financing and $1,950,000 was invested in Miami taxi medallion financing. See "Loan Portfolio; Valuation" below. Elk has agreed with the SBA that it must maintain a non-taxi investment/loan portfolio (included with the combination of its assets acquired and receivables on assets acquired in the future) in an amount not less than its outstanding SBA guaranteed leverage (i.e., debentures) issued since 1995, which amount is currently $2,470,000. See "Investment Policies -- Concentration of Investments."

         Although Elk has historically directed a significant portion of its financing operations toward purchasers or owners of taxicab medallions in New York, the New York market has become increasingly more competitive, affording Elk more limited opportunities to make profitable loans. Commencing in 1995, Elk has been expanding its taxicab lending business into the Chicago, Boston, and Miami markets, where its taxi lending business has increased and continued to be profitable.

         Elk intends to continue to expand into new markets in the taxi industry, as well as into other industries determined by management to offer investment opportunities. The loans that Elk plans to pursue will be made to a variety of businesses of all types, provided that the loans made are in a majority of cases secured by real estate, business assets, equipment or other collateral deemed adequate by management.

         In connection with its lending to owners of taxicabs, Elk will, however, only make loans to borrowers who meet the standards required to operate these vehicles by the New York City Taxi and Limousine Commission or other regulatory agencies having jurisdiction in those markets where Elk engages in business. Elk may revise the nature of its loan portfolio at such time as its Board of Directors determines, in its sole discretion, that such revision is in the best interests of Elk in light of then existing business and financial conditions. Elk does not currently anticipate that its loan portfolio will realize an annual turnover in excess of 50%. Elk will not lend to, or otherwise invest more than the lesser of (i) 10% of its total assets, or (ii) 30% of its paid-in capital attributable to its Common Stock in any one small business concern. Elk has not made, and is prohibited by applicable SBA regulations from making, loans to officers, directors or principal stockholders of Elk or "associates" of Elk, as such term is defined in applicable SBA regulations.

Short-Term Borrowings

         Elk is authorized to borrow money and issue debentures, promissory notes and other obligations, subject to SBA regulatory limitations. Other than the subordinated debentures issued to the SBA, Elk has to date borrowed funds only from banks. As of June 30, 1999, Elk maintained three (3) lines of credit totaling $35,000,000. In September 1999, Elk's banks approved an increase in its credit lines to an aggregate of $40,000,000. At June 30, 1999, Elk had $31,000,000 outstanding under these lines. The loans, which mature through December 31, 1999, bear interest based on an effective rate of interest equal to approximately 150 basis points above LIBOR plus certain fees. Upon maturity, Elk anticipates extending the lines of credit for another year, as has been the practice in previous years. Pursuant to the terms of the loan agreements, Elk is required to comply with certain terms, covenants and conditions, and has pledged its loans receivable and other assets as collateral for the lines of credit.

         Pursuant to the SBA Agreement, Elk agreed to limit the aggregate of its indebtedness based on a computation of a borrowing base each quarter. The borrowing base computation is calculated to determine that the total amount of debt due on the senior bank debt and SBA debentures does not exceed approximately 80% of the value of performing loans and investments in Elk's portfolio. Loans that are more than 90 days in arrears are valued at a lower amount in computing the borrowing base.

         In connection with the SBA Agreement, Elk has also entered into an intercreditor agreement (the "Intercreditor Agreement") and a custodian agreement (the "Custodian Agreement") with its banks and the SBA. Pursuant to the Custodian Agreement, the banks and the SBA appointed Israel Discount Bank of New York as the custodian to hold certain notes, security agreements, financing statements, assignments of financing statements, and other instruments and securities as part of the collateral for Elk's indebtedness to the banks and the SBA. The Intercreditor Agreement sets forth the respective rights and priorities of the banks and the SBA with respect to the repayment of indebtedness to the banks and the SBA and as to their respective interests in the collateral. Pursuant to the Intercreditor Agreement, the banks consented to the grant by Elk to the SBA of a security interest in the collateral, which security interest ranks junior in priority to the security interests of the banks.

Scope of Business Activities

         Elk has not purchased, and does not intend to purchase, commodities or commodity contracts and it has not engaged, nor does it intend to engage, in the business of underwriting the securities of other issuers. In addition, Elk does not intend to purchase any small business except as may be necessary in the event of a foreclosure on the security for a particular loan. Elk does not intend to engage in the purchase or sale of real estate (except to the extent necessary with respect to any defaulted loans, or disposing of assets acquired) or in investments in the securities of other investment companies.

         As described above, Elk has been organized primarily to provide long-term loan funds to Small Business Concerns. While Elk has made, and intends to continue to make loans for financing the purchase or continued ownership of taxicab medallions, taxicabs and related assets, Elk intends to diversify its investments into other businesses to the extent permitted by the 1958 Act and the rules and regulations promulgated thereunder. If the Share Exchange Plan is approved, Ameritrans intends to invest in businesses which would not qualify for investment by Elk under the 1958 Act.

         Although Elk's certificate of incorporation provides Elk with the authority to invest in the equity capital of Small Business Concerns, Elk makes equity investments in Small Business Concerns on a selective basis, and only to a limited extent. Equity securities in Elk's investment portfolio at June 30, 1999 totaled approximately $910,000, or 1.8%, of total assets. Elk reserves the right, however, to make additional equity investments if determined by Elk's Board of Directors to be in the best interest of Elk. Unless necessary to protect a prior investment of Elk that is at risk, such equity investments shall not exceed 20% of Elk's total assets. Elk has one (1) wholly-owned subsidiary, EAF Holding Corporation, formed in 1992, the sole activities of which are to own and operate certain real estate assets acquired in satisfaction of loans.

SBIC Benefits

         General. As an SBIC, Elk is eligible to receive certain financing from the SBA on favorable terms, and Elk and its stockholders are entitled to certain tax benefits, both described below. The SBA has a certain amount of discretion in determining the type and amount of financing that will be made available to an SBIC. Therefore, there can be no assurance as to the nature and amount of SBA financing that may actually be obtained by Elk. Furthermore, there are certain restrictions and requirements to which Elk is subject by virtue of its being an SBIC.

         Background. Small Business Investment Companies ("SBICs") were created under the 1958 Act as a vehicle for providing equity capital, long-term loan funds and management assistance to small businesses. In general, the SBA considers a business to be "small," and therefore eligible to receive loans from an SBIC, only if (i) its net worth does not exceed $18,000,000 and if the average of its net annual income after taxes for the preceding two years was not more than $6,000,000 or (ii) it meets the size standard for the industry in which it is primarily engaged, pursuant to SBA regulations. In addition, an SBIC is required to allocate a portion of its portfolio to the financing of concerns that (i) together with their affiliates do not have net worth in excess of $6 million and do not have an average net income after taxes for the preceding two years in excess of $2 million or (ii) meet the size standard for the industry in which they are primarily engaged. SBICs are licensed, regulated and sometimes financed in part by the SBA.

         Benefits. The principal benefits to Elk as a result of its being licensed as an SBIC are as follows:

         The SBA is authorized to guaranty full repayment of all principal and interest on debentures issued by an SBIC that makes loans to, or investments in, small businesses, to the extent of 300% of the SBIC's "Leverageable Capital," as defined in the applicable SBA Regulations. However, the percentage of allowable leverage decreases if the SBIC's Leverageable Capital exceeds $15,000,000. The term of such debentures is typically 10 years. The SBA will guarantee such debentures only after such an SBIC has demonstrated a need for such debentures as evidenced by the SBIC's investment activity and its lack of sufficient funds available for investments; provided, however, that an SBIC that has invested at least 50% of its Leverageable Capital and outstanding leverage shall be presumed to lack sufficient funds available for investment. Generally, such debentures will bear interest at a fixed rate that is based on the rate which is set by the underwriters of the pooled debentures sold through SBIC Funding Corp.

         With respect to debentures guaranteed after July 1, 1991, the SBA's claim against an SBIC is subordinated, in the event of such SBIC's insolvency, only in favor of present and future indebtedness outstanding to lenders and only to the extent that the aggregate amount of such indebtedness does not exceed the lesser of 200% of such SBIC's paid-in capital and paid-in surplus (as adjusted pursuant to SBA regulations), or $10,000,000. However, the SBA may agree to a subordination in favor of one or more loans from certain lenders, in its sole discretion. Pursuant to the SBA Agreement and the Intercreditor Agreement, the SBA agreed to a subordination in favor of Elk's banks; provided, however, that Elk is required to keep its overall debt to certain levels based upon the performance of its portfolio.

Loan Portfolio; Valuation

         The following table sets forth a classification of Elk's outstanding loans as of June 30, 1999:

                                                                        Maturity                Balance
                                            Number       Interest       Date (in              Outstanding
         TYPE OF LOAN                     of Loans        Rate           months)             June 30, 1999
         ------------                     --------        ----           -------             -------------

New York City:
                        Taxi medallion      123          8.25-12%          1-240              $19,818,871

                     Radio car service       34             1-15%           1-59                  285,562

Chicago taxi medallion                      417            11-15%          15-84               15,825,539

Boston taxi medallion                        25          9.25-14%          21-60                2,717,995

Miami taxi medallion                         38            12-18%        100-120                1,943,335

Other loans:

                            Restaurant        2            10-12%           1-66                  243,629

                           Hairdresser        2               12%              7                   97,836

                              Car wash        1             11.5%             36                  214,234

                     Ambulance service        1             10.5%              6                    4,907

                           Bagel store        1               14%             37                   22,123

                           Dry cleaner       25             9-18%         31-120                3,657,590

                            Laundromat       19            10-17%         12-120                3,951,498

                     Laundry equipment        1              9.5%             51                  170,333

                    Financial services        1               14%              3                    4,980

     Black car service (real property)        1               12%             23                  196,132

                            Auto sales        3          10.5-13%           1-43                  477,839

         Registered investment advisor        1               14%              3                  169,012

               Embroidery manufacturer        1               12%             53                   84,814

                               Theater        1               16%             53                  166,492

                       Retirement home        1               15%             78                  300,000

                         Garden Center        1               14%             90                  431,304

                           Auto Center        1               12%             78                  122,536

               Commercial Construction        1               16%             80                  197,371
                                            ---                                               -----------
Total Loans Receivable                      701                                               $51,103,932
                                            ===                                               ===========

         Loans made by Elk to finance the purchase or continued ownership of taxi medallions, taxicabs and related assets are typically secured by such medallions, taxicabs and related assets. Loans made by Elk to finance the acquisition and/or operation of retail or manufacturing businesses are typically secured by real estate and other assets. In the case of loans to corporate owners, the loans are almost always personally guaranteed by the stockholders of the borrower. Elk generally obtains first mortgages, but occasionally has participated in certain financings where it has obtained a second mortgage on collateral. Elk has obtained a relatively higher rate of interest in connection with these subordinated financings. Elk has not committed more than 5% of its assets to any one business concern in Elk's portfolio. The interest rate charged by Elk on its currently outstanding loans ranges from 8.25% to 18% per annum. As of June 30, 1999, the average annual weighted rate per loan was approximately 11.0%. The average term of Elk's currently outstanding loans is approximately 48 months.

         Valuation -- As an SBIC, Elk is required by applicable SBA regulations to submit to the SBA semi-annual valuations of its investment portfolio, as determined by its Board of Directors, which considers numerous factors including but not limited to the financial strength of its borrowers to determine "good" or "bad" status, and fluctuations in interest rates to determine marketability of loans. Reference is made to Footnotes 1, 2, and 3 of Notes to Financial Statements for the year ended June 30, 1999, for a discussion of Elk's method of valuation of its current portfolio of loans. In the event Elk invests in the future in securities for which price quotations are readily available, Elk will value such investments at their fair market value, based on such quoted prices. With respect to securities for which price quotations are not readily available, such securities will be valued at fair market value as determined by the Board of Directors.

         Collection Experience -- Elk has historically had a greater success with taxi medallion financings than financings made in the radio car service business or in its diversified (non-taxi) loan portfolio. Substantially all of Elk's provisions for loan losses and losses on assets acquired that occurred during the period of 1991 through 1994 were related to business loans secured by real estate and radio car loans. In addition, during the period 1991 through 1995, Elk had difficulty selling off real estate acquired on defaulted loans as a result of a depressed real estate market. To its knowledge, Elk has never had a material loss of principal in any taxi medallion loan.

Taxi Medallion Finance Industry and Market Overview

         The New York City Taxi Medallion industry and Market. Under current law, the number of taxi medallions that may be issued by New York City is limited to 12,187. There are two types of medallions: corporate and individual owner-driver. Of the total of 12,187 medallions, 7,058 are corporate medallions and 5,129 are for individually owned cabs. A corporate medallion is issued for a cab owned by a corporation that owns a minimum of two cabs and two corporate medallions (i.e., one corporate medallion per cab). An individual owner-driver may not own more than one cab and one medallion. Corporate medallions are used by large fleet concerns with many taxis and many drivers or by small corporations owning at least two medallions and two taxis driven by two owner-drivers (the so-called "minifleet").

         Only 11,787 medallions could be issued until August 8, 1995, when a law permitting the issuance of up to 400 additional taxi medallions over a three-year period went into effect. The New York City Taxi and Limousine Commission (the "TLC") conducted the sale of 133 medallions in May 1996, 133 medallions in October 1996, and 134 medallions on October 1, 1997. Of these new medallions, 160 were sold to individuals and the balance to minifleets in lots of two.

         At the present time, most medallion sales are handled through brokers. As a result, an active marketplace has developed for the purchase and resale of medallions. The price of a medallion varies with supply and demand. Elk's most recent experience, in June 1999, was that individually owned medallions sold for approximately $210,000 and corporate medallions sold for approximately $260,000 each. In addition, a 5% New York City transfer tax and various brokerage commissions are additional expenses incurred in the acquisition and sale of a medallion.

         Based upon statistics obtained from the TLC, from 1989 through 1998, the number of corporate medallions that were resold by their holders varied each year from approximately 245 to 440, which suggests that there were between 122 and 220 minifleet corporations in need of financing each year, while the number of individual owner medallions sold each year varied from 250 to 415. Assuming that a typical minifleet financing for purchases of medallions might involve a sum of approximately $450,000, the dollar volume of New York City minifleet financings might range from $49 million to $88 million a year. Assuming that a typical individual medallion financing for a purchase of a medallion involves a sum of approximately $180,000, the dollar volume of New York City individual medallion financing might range from $45 million to $75 million a year.

         In addition to financings for purchases and sales of medallions, a substantial market exists for refinancing the indebtedness of existing minifleet or individual medallions. Management estimates this market to exceed that of the market for financing transfers, and to be in excess of $100,000,000 per year.

         A prospective medallion owner must meet the requirements of the TLC, which approves all sales and transfers. In general, the requirements are that the prospective owner have no criminal record, that the purchase funds be derived from legitimate sources, and that the taxi vehicle and meter meet specifications set by the TLC. Also required is a clearance from prior insurers of the seller in the form of letters stating that there are no outstanding claims for personal injuries in excess of insurance coverage.

         New York Marketing Strategy for Medallion Financing. Medallion transfers in the New York City market are usually handled through medallion brokers, who have frequent contact with taxi owners and drivers. Medallion brokers locate buyers for sellers of medallions and sellers for buyers of medallions, and then typically employ a financing broker to arrange for the financing of the medallion purchases. In many cases the medallion broker and the financing broker are the same party or related parties.

         Elk has received a significant number of referrals from certain medallion brokers in New York. Elk also receives referrals from financing brokers and its borrowers. In addition, Elk occasionally places advertisements in local industry newspapers and magazines. Elk also uses brokers, advertising and referrals in connection with its taxi lending business in the Chicago, Boston, and Miami markets.

         Chicago Taxi Medallion Industry and Market. As part of its geographic diversification strategy, Elk studied the Chicago taxi medallion market in 1994, and began making loans in Chicago in April, 1995. The taxi market and medallion system in Chicago is regulated by the City of Chicago Department of Consumer Services, Public Vehicle Operations Division. The number of taxi medallions is limited by city ordinances, and until 1988, these ordinances gave control of 80% of the medallions to the two largest taxi operators in Chicago, Yellow Cab Co., and Checker Taxi Co., Inc.

         Since 1988, the taxi industry in Chicago has shifted toward more individual ownership. Over the succeeding 10 years, the Yellow Cab Co. and Checker Taxi Co., Inc., pursuant to a new ordinance, gave 1,300 medallions back to the City, and the City added 100 medallions each year. These medallions were distributed in a lottery system to taxi drivers who had never owned a medallion. By July, 1997, there were a total of 5,700 medallions issued in Chicago, of which Yellow Cab Co. owned approximately 2,071, and the remaining 3,629 were owned by individual owner drivers, or by individual operators who had purchased multiple medallions.

         In December, 1997, the City Council increased the number of medallions by 1,000 additional medallions, to be issued over a period of the succeeding three years. Of these medallions, 500 will be issued in lotteries to taxi drivers who never owned a medallion, and the other 500 will be auctioned to the highest bidder. In the November 1998 auction of 150 medallions, there were 499 bids to purchase medallions, and the winning bid prices ranged from $57,000 to $63,000 per medallion. In August 1999, 150 medallions were auctioned, there were more than 1,400 bids, and the winning prices ranged from $67,000 to $71,000. The prices at these auctions were approximately the same as open market prices for taxi medallions that were sold in Chicago at the same times.

         On January 21, 1999, the Yellow Cab Co. auctioned 175 medallions in a sealed bid auction at prices equal to the current open market value price for medallions. The Yellow Cab Co. is continuing to sell a limited number of medallions at current open market prices, in order to become a medallion service business serving the individual owner drivers who acquire the medallions.

         It has been Elk's experience that as the Chicago market has expanded, it has also become more competitive. In addition, as the City of Chicago and now Yellow Cab Co. supply medallions to the market place, Elk expects that the taxi medallion market will continue to grow, with more and more owner-drivers and individual owner-operators of multiple medallions. To the extent that there are more owner-operators and individual owner-operators of multiple medallions in the market, Elk believes that there will be increased opportunities for us to serve this market.

         Chicago city regulations set forth certain qualifications that all owners of taxi medallions must meet, and require that all security interests in medallions be registered with the Department of Consumer Services. The Department of Consumer Services also is involved (along with the City Council) in setting taxi fares, and in setting maximum lease rates that may be charged by owners to lessees of taxis, who drive them on a daily, weekly, or monthly basis.

         Chicago Marketing Strategy for Medallion Financing. At the present time, most medallion sales in Chicago are handled through brokers or attorneys. An active market place has developed in Chicago for the purchase and resale of medallions. Elk's most recent experience, in April 1999, was that medallions were selling for between $60,000 and $65,000 per medallion. In addition, the City of Chicago imposes a 5% transfer tax on a medallion held for two years or more, a 10% transfer tax on a medallion held for between one and two years, and a 25% transfer tax on a medallion held less than one year. The recent imposition of the transfer taxes, in addition to being a source of revenue to the City, was also scaled in order to inhibit speculation in the purchase and resale of taxi medallions without the intent of actually operating taxis.

         Elk believes that as many as 1,000 medallions are bought each year by purchasers, and at today's market value, this would give gross potential volume of approximately $65,000,000. If 80% of these purchases were financed, the annual market for loans to purchase medallions would be $52,000,000 per annum. In addition to purchases and sales of medallions, a substantial market exists for refinancing the indebtedness of existing owners. Based on the number of medallions currently issued and to be issued, Elk believes the market for financing transfers could exceed $60,000,000 per year.

         Boston Taxi Medallion Industry and Market. Elk began to review the Boston taxi market in the fall of 1994 and began making loans in this market in 1995. Since 1930, the Boston Police Commissioner has had exclusive jurisdiction over the regulation of taxi operations, including the issuance and transfer of medallions. The Hackney Carriage Unit of the Boston Police Department deals with taxi regulatory issues.

         By statute, the number of medallions issued in the City of Boston may not exceed 1,525, subject to increase or decrease in the Police Commissioner's discretion. The number of medallions remained essentially unchanged from the late 1940's until January 1999, when the City sold 75 additional medallions at auction. Prices at this auction exceeded $140,000 per medallion. The City of Boston auctioned another 75 medallions in September 1999.

         Under the applicable statutes and rules, Boston taxi medallions are assignable, subject to the approval of the Police Commissioner. In practice, transfer applications are submitted to the Hackney Carriage Unit, which has issued guidelines and forms for transfers. Loans by financial institutions or individuals are secured by taxi medallions and assets are routinely allowed in accordance with the Hackney Carriage Unit's "Procedures for Recording Secured Party Interest."

         Boston Marketing Strategy for Medallion Financing. The Boston taxi market services the City of Boston, which includes Logan Airport. Elk's marketing efforts have included retention of a local attorney, advertising in the CARRIAGE NEWS, a local trade newspaper, and the use of forwarding brokers. Elk's efforts have resulted in a loan portfolio of approximately $2,700,000 as of June 30, 1999.

         Medallion Industry in Metro-Dade County, (Miami Area), Florida. Elk began to investigate the Miami area taxi market in 1995, and began making loans in 1996. The Miami taxi industry has been regulated on a county-wide basis in Metro-Dade County, Florida since 1981. The Passenger Transportation Regulatory Division (the "PTRD") of the Metro-Dade County Consumer Services Division oversees taxi operations and licenses in accordance with the Metro-Dade County Code.

         Until April 1999, each taxi operator in Metro-Dade County was required to obtain a "For- Hire" license. The number of licenses was limited to one license for each 1,000 of population in the county. With approximately 2,100,000 residents in the county, 2,100 licenses could have been issued; however, only 1,827 licenses are currently authorized, of which 1,824 have been issued. In 1991, a For-Hire license loan program was approved, authorizing the use of loans to purchase (but not to refinance) licenses and taxis. Any lender must be a licensed lending institution authorized to do business in Florida. Elk is currently one of only two lending institutions that are authorized to make loans to the taxi industry in Metro-Dade County. Transfers of licenses and financing arrangements are subject to prior approval by the PTRD and the County Board of Commissioners.

         For-Hire licenses were considered a privilege, not a property right. However, since licenses were limited in number, the marketplace created a "market price" or value in connection with the transfer of the license right to a purchaser. As of April 1999, the Metro-Dade County Code was amended to create a "medallion," or property right, system with a view to attracting traditional financing providers to provide the taxi industry with additional funding sources. Existing For-Hire licenses were automatically converted into medallions.

         According to official Metro-Dade County publications, approximately one-third of the currently outstanding licenses are owned by individuals or corporations that own and operate only one license. Other than 106 licenses held by one owner, the balance of the licenses are owned mainly by holders of from two to five licenses. The number of license transfers has been generally increasing in recent years, with a high of 197 transfers in 1997, with an average reported price of $51,658. However, Elk believes that the present market price of licenses/medallions in Metro-Dade County is between $65,000 to $70,000 per medallion.

         Miami Area Marketing Strategy for Medallion Financing. Elk believes that the recent change to a medallion system and an emphasis on individual operator-ownership of medallions for the future will open a large new market for taxi medallion financing in the Miami area. Since this is an emerging market, Elk is currently developing strategies to develop contacts and market Elk's financing to potential purchasers of medallions, and in the event refinancing is permitted, to those owners who may wish to refinance their medallions in the future. As of June 30, 1999, the total principal amount of Elk's outstanding taxi loans in the Miami area was approximately $1,950,000.

Commercial (Non-Taxi) Loans

         Elk began making loans to diversified (non-taxi) small businesses ("Commercial Loans") in the New York City metropolitan area in 1985, in order to diversify its loan portfolio, which until that time had consisted almost entirely of loans to owners of New York City taxi medallions. After a period of losses in its Commercial Loan portfolio from 1991 to 1994, Elk has been increasing this portfolio on a selective basis since 1995, with a concentration on loans to operators of retail dry cleaners and laundromats. Recently, Elk has also begun geographically expanding its Commercial Loan portfolio, with loans in South Florida, Massachusetts, and North Carolina.

         Elk has chosen to concentrate its Commercial Loan portfolio in loans secured by retail dry cleaning and coin-operated laundromat equipment because of certain characteristics similar to taxi medallion lending that make these industries attractive candidates for profitable lending. These factors include:
(i) relatively high fixed rates of interest ranging from approximately 325 to 700 basis points over the prevailing Prime Rate at the time of origination, (ii) low historical repossession rates, (iii) vendor recourse in many cases, (iv) significant equity investments by borrowers, (v) an active market for repossessed equipment, and for resale of businesses as going concerns through transfers of the leasehold and business equipment to new operators, and (vi) a collateral service life that is frequently twice as long as the term of the loans. Elk estimates that there are approximately 4,000 retail dry cleaners and approximately 3,000 laundromats in the New York City metropolitan area. In addition, Elk believes that specialization in the dry cleaning and laundromat industries will permit relatively low administrative costs because documentation and terms of credit are standardized, and the consistency among the loans has simplified credit review and portfolio analysis.

         Elk further believes that other niche industries with similar characteristics will provide additional loan portfolio growth opportunities. Elk's other Commercial Loans are currently spread among other industries, including auto sales, retirement home, garden center, commercial construction, car wash, theater, restaurant, and financial services.

         Elk's Commercial Loans finance either the purchase of the equipment and related assets necessary to open a new business or the purchase or improvement of an existing business, and Elk has originated Commercial Loans in principal amounts up to $1,000,000. Elk generally retains these loans, although from time to time it sells participation interests in its loans to diversify risk, or purchases participation interests in loans generated by other SBICs.

Competition

         Banks, credit unions, and other finance companies, some of which are SSBICs and SBICs, compete with Elk in the origination of medallion loans and commercial (non-taxi) loans. Finance subsidiaries of equipment manufacturers also compete with Elk. Many of these competitors have greater resources than Elk and certain competitors are subject to less restrictive regulations than Elk. As a result, Elk expects to continue to encounter substantial competition from such lenders, many of which are well-established. Therefore, there can be no assurance that Elk will be able to identify and complete financing transactions that will permit it to compete successfully.

Investment Policies

         The investment policies set forth herein constitute fundamental policies of Elk pursuant to the 1940 Act, which may be changed only by the vote of the lesser of (i) a majority of its outstanding Common Stock, or (ii) 67% of the number of shares of Common Stock present in person or by proxy at a duly held stockholder meeting at which at least 50% of the outstanding shares of Common Stock are present.

         (a) Issuance of Senior Securities. Elk may issue subordinated debentures to the SBA in the maximum amounts permissible under the 1958 Act and the applicable regulations.

         (b) Borrowing of Money. Elk has the power to borrow funds from banks, trust companies, other financial institutions, the SBA or any successor agency and/or other private or governmental sources, if determined by Elk's Board of Directors to be in its best interests.

         (c) Underwriting. Elk has not engaged, and does not intend to engage, in the business of underwriting the securities of other issuers.

         (d) Concentration of Investments. Elk may not concentrate 25% or more of its total assets in securities of issuers in any industry group except the taxicab industry. Elk will make at least 25% of its investments for financing the purchase or continued ownership of taxicab medallions, taxicabs and related assets. The balance of its investments includes, and Elk intends to continue to finance, the acquisition and/or operation of other small businesses.

         (e) Real Estate. Elk has not engaged, and does not intend to engage, in the purchase and sale of real estate. However, Elk may elect to purchase and sell real estate in order to protect any of its prior investments which it considers at risk.

         (f) Commodities Contracts. Elk has not engaged, and does not intend to engage, in the purchase and sale of commodities or commodities contracts.

         (g) Loans. Elk has made, and will continue to make, loans to Small Business Concerns in accordance with the provisions of the 1958 Act and the regulations issued by the SBA thereunder.

         (h) Writing Options. Elk has not engaged, and does not intend to engage, in the writing of options.

         (i) Short Sales. Elk has not engaged, and does not intend to engage, in short sales of securities.

         (j) Purchasing Securities on Margin. Elk has not engaged, and does not intend to engage, in the purchase of securities on margin.

         (k) Futures Contracts. Elk has not engaged, and does not intend to engage, in the purchase or sale of futures contracts.

         (l) Restricted Securities. Elk may invest up to 100% of its assets in restricted securities.

         (m) Types of Investments. Although Elk was organized primarily to provide long term loan funds to Small Business Concerns, Elk's certificate of incorporation provides Elk with the authority to invest in the equity capital of Small Business Concerns. Accordingly, Elk may make equity investments in Small Business Concerns if determined by its Board of Directors to be in the best interests of Elk. Further, except as otherwise provided by applicable regulations, there shall be no limitation on the amount of equity investments Elk may make.

         (n) Maximum Investment. Elk will not lend or otherwise invest more than the lesser of (i) 10% of its total assets or (ii) 30% of its paid-in capital attributable to its Common Stock with respect to any one Small Business Concern.

         (o) Percentage of Voting Securities. The percentage of voting securities of any one Small Business Concern which Elk may acquire may not exceed 49% of the outstanding voting equities of such Small Business Concern.

         (p) Management Control. Elk does not intend to invest in any company for the purpose of exercising control of management. However, Elk may elect to acquire control in order to protect any of its prior investments which it considers at risk.

         (q) Investment Companies. Elk has not invested, and does not intend to invest, in the securities of other investment companies.

         (r) Portfolio Turnover. Elk intends to make changes in its portfolio when, in the judgment of its Board of Directors, such changes will be in the best interest of Elk's stockholders in light of the then existing business and financial conditions. Elk does not anticipate that its loan portfolio will realize an annual turnover in excess of 50%, although there can be no assurance with respect thereto.

The Small Business Investment Act of 1958

         As the holder of a license from the SBA to operate as an SBIC, Elk qualifies for certain financing from the SBA on favorable terms as described above under the heading "Certain Financial Information," but is subject to certain restrictions and requirements under the 1958 Act and regulations promulgated by the SBA under such act (the "SBA Regulations"). These restrictions and requirements include, but are not limited to, the following:

         (i) The interest rate charged by an SBIC on loans to small businesses may not exceed the higher of either an SBIC's certified weighted average cost of qualified borrowings, computed in accordance with SBA Regulations, or the current debenture rate, plus, in either case, seven
         (7) percentage points, rounded off to the next lower eighth of one percent; provided, however, that if the current debenture rate is 8% per annum or lower, an SBIC is permitted to charge up to 15%.

         (ii) The aggregate commitments by an SBIC to any single small business enterprise may not exceed 30% of the aggregate paid-in capital and paid-in surplus of the SBIC.

         (iii) Management and advisory services must be performed by an SBIC in accordance with a written contract and certain record-keeping requirements must be satisfied.

         (iv) The term of SBIC loans to small businesses may not exceed 20 years.

         (v) Prior written consent of the SBA is required in the event of any proposed transfer of control of an SBIC and any proposed transfer of 10% or more of any class of an SBIC's stock ownership by any person or group of persons acting in concert owning 10% or more of any class of an SBIC's stock.

         (vi) Limitations are imposed on the ability of the officers, directors, managers or 10% stockholders of an SBIC to become an officer, director, manager or 10% stockholder of another SBIC.

         (vii) Prior written consent of the SBA is required in the event of a merger, consolidation or reorganization of an SBIC.

         (viii) SBIC funds in excess of $2,000 not invested or loaned to small businesses and not applied to the conduct of its operations are required to be deposited in, or invested in time deposits of, federally-insured banks.

         (ix) Corporate SBICs issuing debentures after April 25, 1994 are required to amend their articles of incorporation to indicate that they have consented, in advance, to the SBA's right to require the removal of officers or directors and to the appointment of the SBA or its designee as receiver of the SBIC for the purpose of continuing to operate the SBIC upon the occurrence of certain events of default. The regulations divide the events of default into three categories.

         The first category consists of three events that automatically accelerate all outstanding debentures without notice or demand to the SBIC, and allow the SBA to apply for receivership of the SBIC without the SBIC's objection. The events are insolvency, a voluntary assignment for the benefit of creditors, and the filing of a voluntary or involuntary petition for relief under the Bankruptcy Code.

         Under the second category, upon written notice, the SBA may demand immediate repayment or redemption of all outstanding debentures or take any other action permitted under the 1958 Act, specifically including institution of proceedings for the appointment of the SBA or its designees as a receiver of the SBIC. Nine (9) violations are included in this category, and no opportunities to cure the default are afforded the SBIC. This category of violations includes: fraud; fraudulent transfers; willful conflicts of interest; willful non-compliance of one or more of the substantive provisions of the 1958 Act or of a substantive regulation; repeated events of default; transfer of control; non-cooperation with remedial steps that the SBA may prescribe; non-notification of events of default; and non-notification of events of default to others. For the first six (6) violations listed above the SBIC will have consented to the SBA's right to require the SBIC to replace officers or directors, with persons approved by the SBA, and to the SBA's appointment as receiver for the purpose of continuing operations.

         Under the third category, which includes nine (9) violations, the SBA affords the SBIC the opportunity to cure its violations. If the SBIC fails to cure to the SBA's satisfaction, the SBA may declare the SBIC's entire indebtedness evidenced by the debentures to be immediately due and payable. The violations in this category include: excessive compensation; improper distributions; failure to make a timely payment of an SBA obligation; failure to maintain minimum regulatory capital; capital impairment; failure to pay any amount when due on any obligation greater than $100,000; nonperformance or violation of the terms and conditions of any note, debenture, or other obligation of the SBIC issued to, held or guaranteed by the SBA, or of any agreement with, or conditions imposed by, the SBA; failure to comply with one or more of the substantive provisions of the 1958 Act or regulations thereunder; and failure to maintain certain investment ratios for leverage in excess of 300% of Leverageable Capital, as defined in the 1958 Act. For the first three violations listed above, if an SBIC fails to cure such violations the SBA can require the removal of officers and directors and/or the appointment of its designee as receiver of the SBIC.

         In addition, if an SBIC repeatedly fails to comply with one or more "non-substantive" provisions of the 1958 Act or the regulations thereunder, the SBA, after written notification and until such condition is cured, may deny additional leverage to such SBIC and/or require such SBIC to take such actions as the SBA may determine to be appropriate under the circumstances. If the SBA requires the licensee to bring itself into full compliance and it fails to do so, the SBA may accelerate its leverage and take other remedies, including a receivership.

         (x) As with debentures, corporate SBICs issuing preferred stock after April 25, 1994 are required to amend their articles of incorporation to indicate that they have consented, in advance, to the SBA's right to require the removal of officers or directors and to the appointment of the SBA or its designees as receiver of the SBIC for the purpose of continuing to operate the SBIC upon the occurrence of certain events of default. The regulations divide the events of default into four (4) categories.

         The first category consists of six (6) events, the occurrence of any of which will permit SBA, upon notice to the SBIC, to require the SBIC to replace, with individuals approved by the SBA, one or more of its officers and/or directors. In addition, the SBA can apply for the institution of an operating receivership, with the SBA or its designee as receiver. The events are: equitable or legal insolvency, or a capital impairment percentage of 100% or more and such capital impairment is not cured within the time limits set by the

SBA in writing; a voluntary assignment for the benefit of creditors; the filing of a voluntary or involuntary petition for relief under the bankruptcy code; transfer of control; fraud; and fraudulent transfers.

         The second category consists of willful conflicts of interest; willful or repeated non-compliance with one or more of the substantive provisions of the 1958 Act or any substantive regulation promulgated thereunder; and failure to comply with a restriction imposed on the SBIC pursuant to the third category. Upon the occurrence of any such event, and only if the SBIC fails to remove the person(s) the SBA identifies as responsible for such occurrence and/or cure such occurrence to the SBA's satisfaction within a time period determined by the SBA, upon written notice, the SBA may replace one or more of the SBIC's officers and/or directors or obtain the appointment of the SBA or its designee as receiver of the SBIC.

         The third category lists eleven (11) events, the occurrence of any of which will allow the SBA, on written notice to the SBIC, to prohibit the SBIC from making any additional investments except for investments pursuant to legally binding commitments entered into by the SBIC prior to such notice and, subject to the SBA's prior written approval, investments that are necessary to protect the SBIC's investment; to prohibit distributions by the SBIC to any party other than the SBA, its agent or trustee, until all leverage is redeemed and amounts due are paid; to require all commitments to the SBIC to be funded at the earliest time(s) permitted in accordance with the SBIC's articles of organization; and to review and re-determine the SBIC's approved management compensation. This category of events includes the occurrence of any event listed in the first two categories; the SBIC's failure to maintain its minimum regulatory capital; capital or liquidity impairment and failure to cure the impairment within time limits set by SBA in writing; improper distributions; excessive compensation; failure to pay any amounts due under preferred securities, unless otherwise permitted by the SBA; noncompliance with one or more of the substantive provisions of the 1958 Act, or any substantive regulation promulgated thereunder; failure to maintain diversity between management and ownership, if applicable to such SBIC; failure to maintain investment ratios for leverage in excess of 300% of Leverageable Capital or preferred securities in excess of 100% of Leverageable Capital, if applicable to such SBIC, as of the end of each fiscal year; nonperformance of one or more of the terms and conditions of any preferred security or of any agreement with or conditions imposed by SBA in its administration of the 1958 Act and the regulations promulgated thereunder; and failure to take appropriate steps to accomplish such actions as the SBA may have required for repeated non-substantive violations of the 1958 Act or the regulations promulgated thereunder.

         Under the fourth category if an SBIC repeatedly fails to comply with any one or more of the non-substantive provisions of the 1958 Act or any non-substantive regulation promulgated thereunder, the SBA, after written notification to the SBIC and until such condition is cured to the SBA's satisfaction, can deny additional leverage to such SBIC and/or require such SBIC to take such actions as the SBA may determine to be appropriate under the circumstances.

         (xi) An SBIC may not control (as such term is defined under applicable SBA Regulations) its investee companies except to the extent temporarily required to protect its investment. Additionally, SBA Regulations require SBICs to conduct active operations. An SBIC is inactive and thus violates SBA Regulations if at the close of any fiscal year it has more than 25% of its assets in idle funds and if it has failed to provide financing aggregating 25% of the average amount of its idle funds during the past eighteen months. The SBA requires the SBIC to submit written justification of such inactivity.

         (xii) As part of the regulatory framework, SBICs are subject to examinations by SBA agents at least bi-annually and are required to pay examination fees and maintain certain records, files, internal control programs and reports. Moreover, the SBA is authorized to suspend an SBIC's license, issue cease and desist orders, remove officers and directors of an SBIC, subpoena witnesses and records, apply for injunctions to the appropriate district court, and apply for further acts of enforcement to the appropriate U.S. Circuit Court of Appeals.

         The foregoing summary of certain requirements under the 1958 Act and regulations thereunder does not purport to be complete and investors are urged to consult the 1958 Act and regulations thereunder for more detailed information.

Tax Considerations

         The following discussion is a general summary of the federal income tax principles applicable to Elk, based on the currently existing provisions of the Code and the regulations thereunder. This summary does not purport to be a complete description of the tax considerations applicable to Elk or to the holders of Elk Common Stock.

Taxation of a Regulated Investment Company

         Elk has elected for each taxable year since fiscal 1984, and expects to continue to elect, to be treated as a "regulated investment company" under
Section 851 of the Code. A regulated investment company may deduct, for federal income tax purposes, most dividends paid to stockholders, thereby avoiding federal income taxation at the corporate level on amounts distributed to stockholders as dividends. In order for Elk to qualify as a regulated investment company for a given fiscal year, it must meet each of the following conditions for that fiscal year:

         (1) Elk must be registered as an investment company under the 1940 Act at all times during the year.

         (2) At least 90% of Elk's gross income for the year must be derived from interest, gains on the sale or other disposition of stock or other securities, dividends and payment with respect to securities loans.

         (3) Less than 30% of Elk's gross income must be derived from the sale or other disposition of securities held for less than three months.

         (4) At the close of each quarter, at least 50% of the value of Elk's total assets must be represented by cash, cash items (including receivables), and securities. There are also limitations on the extent to which Elk's holdings may be concentrated in the securities of a single issuer.

         (5) Elk must distribute as dividends at least 90% of its investment company taxable income (as defined in Section 852 of the Code), as well as 90% of the excess of its tax-exempt income over certain disallowed tax-exempt interest deductions.

         In order to avoid the imposition of a non-deductible 4% excise tax on undistributed income of Elk, Elk is required, under the terms of the Revenue Act of 1987 as embodied in Section 4982 of the Code, to distribute within each calendar year at least 97% of its ordinary income for such calendar year and 98% of its capital gain net income for the one-year period ending on October 31 of such calendar year.

         Dividends distributed by Elk to its shareholders constitute ordinary income to the shareholders to the extent derived from non-capital gain income of Elk, and will ordinarily constitute capital gain income to shareholders to the extent derived from capital gains of Elk. If Elk fails to continue to qualify as a regulated investment company for any reason in any fiscal year, it will not be entitled to a federal income tax deduction for dividends distributed, and will instead be liable to pay corporate level tax on its earnings. Thus, if Elk fails to qualify as a regulated investment company for any reason, its earnings would be taxed at two levels: to Elk, and when they are distributed to its stockholders.

Taxation of SBICs

         As a result of Elk's status as a licensed SBIC under the 1958 Act, Elk and its stockholders qualify for the following tax benefits:

         (1) Under Section 243 of the Code, Elk may deduct 100% of the dividends received by it from domestic corporations in which it has made equity investments, regardless of whether such corporations are subsidiaries of Elk (in contrast to the generally applicable 70% deduction under the Code). Because Elk generally makes long-term loans rather than equity investments, this potential benefit is not likely to be of practical significance to Elk or its stockholders.

         (2) Under Section 1243 of the Code, losses sustained on Elk's investments in the convertible debentures, or stock derived from convertible debentures, of Small Business Concerns are treated as ordinary losses rather than capital losses to Elk. Because Elk does not presently intend to purchase convertible debentures, however, this potential benefit is not likely to be of practical significance to Elk or its stockholders.

         (3) Under Section 1242 of the Code, Elk's stockholders are entitled to take an ordinary rather than a capital loss deduction on losses resulting from the worthlessness or the sale or exchange of Elk Common Stock.

State Taxes

         The foregoing discussion relates only to federal income tax matters. Elk is also subject to state and local taxation. Stockholders should consult with their own tax advisors with respect to the state and local tax considerations pertaining to Elk.

The Investment Company Act of 1940; Election to Become a BDC

         Elk is a closed-end, non-diversified management investment company that has elected to be treated as a BDC and, as such, is subject to regulation under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between investment companies and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. In addition, the 1940 Act provides that a BDC may not change the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless so authorized by the vote of a "majority of its outstanding voting securities," as defined under the 1940 Act.

         BDCs are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock (collectively, "senior securities," as defined under the 1940 Act) senior to the shares of Common Stock offered hereby if their asset coverage of such indebtedness and all senior securities is at least 200% immediately after each such issuance. Subordinated SBA debentures, preferred stock guaranteed by or issued to the SBA by Elk, and Elk bank borrowings are not subject to this asset coverage test. In addition, while senior securities are outstanding, provision must be made to prohibit the declaration of any dividend or other distribution to stockholders (except stock dividends) or the repurchase of such securities or shares unless Elk meets the applicable asset coverage ratios at the time of the declaration of the dividend or distribution or repurchase.

         Under the 1940 Act, a BDC may not acquire any asset other than Qualifying Assets unless, at the time the acquisition is made, certain Qualifying Assets represent at least 70% of the value of Elk's total assets. The principal categories of Qualifying Assets relevant to Elk's proposed business are the following:

         (1) Securities purchased in transactions not involving a public offering from the issuer of such securities, which issuer is an eligible portfolio company. An "eligible portfolio company" is defined in the 1940 Act as any issuer which:

         (a) is organized under the laws of, and has its principal place of business in, the United States;

         (b) is not an investment company other than an SBIC wholly-owned by the BDC; and

         (c) satisfies one or more of the following requirements:

         (i) the issuer does not have a class of securities with respect to which a broker or dealer may extend margin credit; or

         (ii) the issuer is controlled by a BDC and the BDC has an affiliated person serving as a director of issuer;

         (iii) the issuer has total assets of not more than $4,000,000 and capital and surplus (stockholders' equity less retained earnings) of not less than $2,000,000, or such other amounts as the SEC may establish by rule or regulation; or

         (iv) the issuer meets such requirements as the SEC may establish from time to time by rule or regulation.

         (2) Securities for which there is no public market and which are purchased in transactions not involving a public offering from the issuer of such securities where the issuer is an eligible portfolio company which is controlled by the BDC.

         (3) Securities received in exchange for or distributed on or with respect to securities described in (1) or (2) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

         (4) Cash, cash items, government securities, or high quality debt securities maturing in one year or less from the time of investment.

         In addition, a BDC must have been organized (and have its principal place of business) in the United States for the purpose of making investments in the types of securities described in (1) or (2) above. In order to count securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must make available to the issuer of the securities significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available the required managerial assistance.

ITEM 2. PROPERTIES

         We rent office space from a law firm, the principals of which are officers and directors of Elk, and we share certain office expenses with that firm. The law firm, at our request, rented an additional 1,800 square feet of office space contiguous with our offices at a below market rent (the "Additional Space"). Until we require the Additional Space, the law firm sublets the Additional Space to outside tenants. In the event all or a portion of the Additional Space is vacant, Elk has agreed to reimburse the law firm for any additional rent due. At present, the Additional Space is fully occupied pursuant to short-term arrangements. In the event our operations expand, the Additional Space could be made available to us on relatively short notice. We believe our current space, together with the Additional Space, will be sufficient for our currently anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

         Elk is not currently a party to any material legal proceeding. From time to time, Elk is engaged in various legal proceedings incident to the ordinary course of its business. In the opinion of Elk's management and based upon the advice of legal counsel, there is no proceeding pending, or to the knowledge of management threatened, which in the event of an adverse decision would result in a material adverse effect on Elk's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of Elk's 1999 fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The current executive officers of Elk are as follows:

Name                                Position
----                                --------
Gary C. Granoff(1)(2)               President and Chairman of Board of Directors
Ellen M. Walker(1)(2)               Vice President, General Counsel and Director
Lee A. Forlenza(1)(2)               Vice President and Director
Steven Etra                         Vice President and Director
Silvia M. Mullens(2)                Vice President
Margaret Chance(2)                  Secretary

----------
(1) Ellen M. Walker, Gary C. Granoff and Lee A. Forlenza are officers and stockholders in the law firm of Granoff, Walker & Forlenza, P.C.

(2) Gary C. Granoff, Ellen M. Walker, Lee A. Forlenza, Steven Etra, Margaret Chance and Silvia Mullens are each an "interested person," as such term is defined in the 1940 Act.

         Gary C. Granoff, age 51, has been President and a director of Elk since its formation in July 1979 and Chairman of the Board of Directors since December 1995, and he has been President and Chairman of the Board of Ameritrans since its formation. Mr. Granoff has been a practicing attorney for the past twenty-six years and is presently an officer and stockholder in the law firm of Granoff, Walker & Forlenza, P.C. Mr. Granoff is a member of the bar of the State of New York and the State of Florida and is admitted to the United States District Court of the Southern District of New York. Mr. Granoff is also President and the sole stockholder of GCG Associates, Inc. ("GCG"), Elk's former investment adviser. He has served as President and the sole stockholder of Seacrest Associates, Inc., a hotel operator, since August 1994. Mr. Granoff has also been President and a director since June 1996 of Gemini Capital Corporation ("Gemini"), a company primarily engaged in the business of making consumer loans, and he has been a director of Enviro-Clean of America, Inc. since September 1999. In February 1998, Mr. Granoff was elected to and is presently serving as a trustee on the Board of Trustees of The George Washington University. Mr. Granoff holds a Bachelor of Business Administration degree in Accounting and a Juris Doctor degree (with honors) from The George Washington University.

         Ellen M. Walker, age 43, has been a Vice President and General Counsel of Elk since July 1983 and of Ameritrans since its formation. She was a director of Elk from July 1983 to August 1994, and has been a director of Elk since 1995. Ms. Walker has been a practicing attorney for more than 17 years and she is presently an officer and stockholder in the law firm of Granoff, Walker & Forlenza, P.C. Ms. Walker is a member of the Bar of the State of New York and she is admitted to the United States District Court of the Southern District of New York. Since August 1983 Ms. Walker has been Vice President of GCG. Ms. Walker has been a director, Vice President and General Counsel of Gemini since June 1996. Ms. Walker received a Bachelor of Arts degree from Queens College and obtained her Juris Doctor degree with honors from Brooklyn Law School.

         Lee A. Forlenza, age 42, has been a Vice President of Elk since March 1992 and a director of Elk since January 1995, and he has been Vice President and a director of Ameritrans since its formation. Mr. Forlenza has been a practicing attorney since February 1983 and is presently an officer and stockholder in the law firm of Granoff, Walker & Forlenza, P.C. Since March 1992 Mr. Forlenza has been an investment analyst for GCG. Mr. Forlenza has also been Vice President, Secretary and a director of Gemini since June 1996. Mr. Forlenza was Vice President of True Type Printing, Inc. from 1976-1995 and has been President since May 1995. From 1983 through 1986 Mr. Forlenza was an attorney with the SBA. Mr. Forlenza graduated Phi Beta Kappa from New York University and obtained his Juris Doctor degree from Fordham University School of Law.

         Steven Etra, age 50, has been a Vice President of Elk since January 1999 and a director of Elk since November 1995, and he has been a Vice President and a director of Ameritrans since its inception. Mr. Etra has been Sales Manager since 1975 of Manufacturers Corrugated Box Company, a company owned by Mr. Etra's family for more than 75 years. Mr. Etra has also been a director of Gemini since June 1996 and has been a director of Enviro-Clean of America, Inc. since January 1999. Mr. Etra has extensive business experience in investing in emerging companies.

         Silvia Maria Mullens, age 48, has been a Vice President a Vice President of Elk since 1996 and the Loan Administrator of Elk since February 1994, and she has been a Vice President of Ameritrans since its inception. Prior to joining Elk, she was the Legal Coordinator for Castle Oil Corporation from September 1991 through June 1993 and from June 1993 through January 1994, a legal assistant specializing in foreclosures in the law firm of Greenberg & Posner. Ms. Mullens received a B.A. from Fordham University and an M.B.A. from The Leonard Stern School of Business Administration of New York University.

         Margaret Chance, age 45, has been Secretary of Elk and involved in loan administration since November 1980, and she has been Secretary of Ameritrans since its inception. Ms. Chance is the office manager of Granoff, Walker & Forlenza, P.C. and has served as the Secretary of GCG Associates Inc., since January 1982. Ms. Chance holds a paralegal certificate.

         Each officer's term extends until the first meeting of the Board of Directors following the next annual meeting of stockholders and until his or her successor is elected and qualified.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Elk Common Stock is traded in the over-the-counter market on a limited basis. The Elk Common Stock was listed on the Nasdaq SmallCap Market on June 22, 1998, under the symbol EKFG. Due to the limited number of transactions involving the Elk Common Stock during the periods presented below, it does not appear that an established public trading market has developed with respect to these securities.

         The following tables show the closing high and low bid prices per share of Common Stock as reported by the National Quotation Bureau, Inc. or directly by dealers maintaining a market in the Common Stock (through June 22, 1998) and the high and low sale prices per share of Common Stock as reported by Nasdaq (from June 23, 1998), for the fiscal years ended June 30, 1998 and 1999.

Elk                                                               Bid
---                                                     ------------------------
                                                          High              Low
                                                          ----              ---
Fiscal 1998
1st Quarter......................................          6.25            5.125
2nd Quarter......................................          6.625           6.25
3rd Quarter......................................          7.125           6.625
4th Quarter (to June 22, 1998)...................          9.75            7.125

Elk                                                               Sale
---                                                     ------------------------
                                                          High             Low
                                                          ----             ---
Fiscal 1998
4th Quarter (from June 23, 1998).................        $ 9.50          $9.50

Fiscal 1999
1st Quarter......................................         11.25           7.75
2nd Quarter......................................         11.00           9.125
3rd Quarter......................................         10.625          8.875
4th Quarter .....................................         14.00           8.6815

         Elk registered under the 1940 Act for the fiscal year commencing July 1, 1983, and declared and paid dividends to holders of Common Stock for the fiscal years ended June 30, 1984 through June 30, 1992. Elk did not pay dividends during the fiscal years ended June 30, 1993, 1994 and 1995. Elk recommenced paying dividends for the fiscal year beginning July 1, 1995, has paid dividends quarterly dividends since that time, and currently anticipates that it will continue to pay quarterly dividends on its Common Stock. There can be no assurance, however, that Elk will have sufficient earnings to pay such dividends in the future.

ITEM 6.  SELECTED FINANCIAL DATA

         The table below contains certain summary historical financial information of Elk. You should read these tables in conjunction with the consolidated financial statements of Elk and the related notes for the years ended June 30, 1999, 1998 and 1997 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Statement of Operations                                       Fiscal Year Ended
            Data                                                     June 30,
--------------------------       --------------------------------------------------------------------------------
                                   1995             1996             1997             1998              1999
                                   ====             ====             ====             ====              ====
Investment Income               $2,629,901       $3,084,412       $4,023,795       $4,606,456          $5,583,894
                                ----------       ----------       ----------       ----------          ----------

Interest Expense                 1,002,959        1,105,993        1,582,700        1,840,731           2,440,051

Other Expenses                     960,474        1,108,505        1,408,034        1,852,262           1,903,182
                                ----------       ----------       ----------       ----------          ----------

Total Expenses                   1,963,433        2,214,498        2,990,734        3,692,993           4,343,233
                                ----------       ----------       ----------       ----------          ----------

Investment Income Before
Credit (provision) for Loan
Gains (losses) and Gains
(Losses) on Assets Acquired
and Income Taxes                   666,468          869,914        1,033,061          913,463           1,240,661
                                ----------       ----------       ----------       ----------          ----------

Credit (provision) for Loan
Gains (losses) and Gains
(Losses) on Assets Acquired        (13,515)          44,292           (8,923)         (14,649)            (11,272)

Other Income                                                          24,885           38,798               7,200

Benefit of (Provision for)
Income Taxes(1)                         --           (5,945)         (28,676)          (3,271)                769
                                ----------       ----------       ----------       ----------          ----------

Net Income                         652,953          908,261        1,020,347          934,341           1,237,358

Other Comprehensive Income              --               --           58,241          140,548              62,964
                                ----------       ----------       ----------       ----------          ----------

Total Comprehensive Income        $652,953         $908,261       $1,078,588       $1,074,889          $1,300,322
                                ==========       ==========       ==========       ==========          ==========

Net Income Per Common
Share (Basic and Diluted)       $      .66       $      .73       $      .79       $      .62          $      .71
                                ==========       ==========       ==========       ==========          ==========

Common Stock Dividends
Paid                            $       --       $  937,028       $  946,655       $  986,724          $1,256,832
                                ==========       ==========       ==========       ==========          ==========

Weighted Average Shares of
Common Stock Outstanding           988,953        1,247,120        1,283,600        1,518,969           1,745,600
                                ==========       ==========       ==========       ==========          ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Elk's principal activity is making small and medium sized business loans as permitted under the 1958 Act. Historically, Elk's earnings have been derived primarily from net interest income, which is the difference between interest earned on interest-earning assets consisting of small and medium size business loans, and the interest paid on interest-bearing liabilities consisting of indebtedness to Elk's banks and subordinated debentures issued to the SBA. Net interest income is a function of the net interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities, as well as the average balance of interest-earning assets as compared to interest-bearing liabilities. Unrealized depreciation on loans and investments is recorded when Elk adjusts the value of a loan to reflect management's estimate of the fair value, as approved by the Board of Directors. See Note 1 of "Notes to the Financial Statements."

Results of Operations

Results of Operations For the Years ended June 30, 1999 and 1998

         Total Investment Income

         Elk's investment income increased $977,438 to $5,583,894 for the year ended June 30, 1999, when compared with the year ended June 30, 1998. The increase was due to an increase in interest earned on the loan portfolio ($1,088,940) off-set by a decrease in other fees and income ($111,502). This reflects Elk's decision to maximize stockholders' return by maximizing the use of bank financing.

         Operating Expenses

         Interest expenses increased $599,320 to $2,440,051 when compared with the prior year due to Elk's strategy to maximize bank financing which rose to $31,000,000 as of June 30, 1999, as compared to $22,085,000 at June 30, 1998.
Other operating expenses increased to $1,767,989 for the year ended June 30, 1999, as compared with $1,639,163 in the prior year. Bad debt expense decreased $81,283 to $146,465 during the year ended June 30, 1999, as compared with the year ended June 30, 1998.

         Net Income

         Net income for the year ended June 30, 1999, increased $303,014 to $1,237,358 when compared with the year ended June 30, 1998. The increase reflects the benefit of Elk's decision to maximize the use of leverage on bank financing.


Results of Operations For the Years ended June 30, 1998 and 1997

         Total Investment Income

         Elk's investment income for the fiscal year ended June 30, 1998 increased to $4,606,456 from $4,023,795, or 14.5%, when compared with the year ended June 30, 1997. This increase was mainly due to an increase in its loan portfolio. The portfolio increased from $33,249,206, as of June 30, 1997 to $41,590,000 as of June 30, 1998, as part of our strategy to maximize stockholder rate of return primarily through the utilization of bank financing.

         Operating Expenses

         Interest expense for the year ended June 30, 1998 increased to $1,840,731 as compared to $1,582,700 for the similar period ended June 30, 1997. This increase was mainly due to increased bank borrowings of $22,085,000 as of June 30, 1998, compared to $16,820,000 as of June 30, 1997.

         Other operating expenses increased $449,954 when compared with the year ended June 30, 1997. This increase was mainly due to a $227,748 increase in bad debt expense, in addition to various increases in the administrative fees.

         Net Income

         Net income for the year ended June 30, 1998, decreased $86,006, as compared to the year ended June 30, 1997. This decrease was mainly caused by an increase in the bad debt expense of $227,748.

Balance Sheet and Reserves

         Total assets increased by $9,111,063 as of June 30, 1999 as compared to June 30, 1998. This increase was due to management's decision to expand its portfolio in the Chicago taxi medallion market plus increases in the diversified loan portfolio. This expansion was financed by an increase in bank debt of $8,915,000 during the 1999 fiscal year.

Liquidity and Capital Resources

         To date, Elk has funded its operations through private placements of its securities, bank financing, and the issuance to the SBA of its subordinated debentures.

         In 1994, Elk agreed to repurchase all of the 547,271 outstanding shares of its 3% preferred stock from the SBA for an aggregate price of $1,915,449, representing a discount of 65% from the original issue price of $10 per share. As a condition of the repurchase, Elk granted the SBA a liquidating interest in a newly established restricted capital surplus account (the "Restricted Capital Account"). The Restricted Capital Account is equal to the amount of the net repurchase discount in which the SBA received a liquidating interest, amortized over 60 months ending November 10, 1999. However, if Elk is liquidated or if a material violation of SBA Regulations occurs during the amortization period, the SBA would receive the remaining unamortized amount of the Restricted Capital Account prior to the stockholders of Elk receiving any amounts on their Common Stock. The unamortized balance of the SBA's liquidating interest at June 30, 1999 was $256,916.

         In December 1994 and September 1995 Elk raised additional capital of $450,000 and $1,249,585, respectively, less private placement costs of $76,445 and $21,482, respectively. These proceeds were used to repurchase Elk's 3% preferred stock from the SBA. In connection with the purchase, all dividends in arrears on the preferred stock were extinguished.

         During January 1998, Elk completed a private placement of 462,000 shares of common stock at $6.50 per share for aggregate gross proceeds of $3,003,000, less offering expenses of $115,000. The net proceeds were utilized to repay bank indebtedness and for working capital. A portion of the proceeds temporarily used to reduce bank indebtedness, up to a maximum of $963,000, were allocated by Elk toward the organization and capitalization of its new parent company, Ameritrans.

         At June 30, 1999, 78% of Elk's indebtedness was represented by indebtedness to its banks and 22% by the debentures issued to the SBA with fixed rates of interest ranging from 6.12 to 8.20%. Elk currently may borrow up to $35,000,000 under its existing lines of credit, subject to the limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA, and the availability of funds. During September 1999, Elk's banks collectively approved an increase of the credit lines to an aggregate of $40,000,000. In addition, Elk is presently eligible to apply for additional leverage from the SBA if it is determined by the Board of Directors to be in the best interests of Elk. No assurance can be given that, if applied for, such additional financing will be approved by the SBA.

         Loan amortization and prepayments also provide a source of funding for Elk. Prepayments on loans are influenced significantly by general interest rates, economic conditions and competition.

         Because Elk distributes at least 90% of its investment company taxable income (and if the Share Exchange is completed, Ameritrans will do likewise), we will continue to rely upon external sources of funds to finance growth. In order to provide the funds necessary for our expansion strategy, we expect to raise additional capital and to incur, from time to time, additional bank indebtedness and (if deemed necessary by management) to obtain SBA loans. There can be no assurances that such additional financing will be available on acceptable terms.

Year 2000 Compliance

         We have been taking steps to address and prevent problems in connection with the year 2000 ("Year 2000"). Such problems are expected to occur due to the inability of computer systems to properly recognize and process date-sensitive information relating to the Year 2000 and beyond. Year 2000 issues may affect our information technology systems ("IT") and non-information technology systems ("Non-IT"). The following are the IT systems that we use:

o        We use a computer program to track our receivable loans ("Loan Track").
         To address Year 2000, in February 1998 we engaged the consultant who originally developed Loan Track for us, to test, upgrade and certify Loan Track as Year 2000-compliant. The consultant completed all of such tasks, and the Year 2000-compliant Loan Track program is now in use in our regular operations. We also use the standard Peachtree(TM) accounting system for general in-house accounting functions. The version of Peachtree we currently use has been upgraded to be Year 2000-compliant.

o We also use other industry-wide programs such as Windows 95 and Word Perfect. It is expected that either the current versions are Year 2000-compliant or that Year 2000-compliant upgrade versions have been obtained or will be obtained prior to December 1999. In addition, during the past 12 months and at present, we have been replacing or upgrading our computer hardware with equipment that will be Year 2000-compliant.

         Non-IT systems have been defined as embedded technology, such as micro-controllers, that may be included in elevators and other equipment and machinery. Most of our Non-IT systems consist of office equipment. We have inventoried our Non-IT systems, and we are in the process of contacting our office equipment and telecommunications suppliers and landlord to determine the status of their Year 2000 readiness. We do not believe that we face material Year 2000 issues with respect to our Non-IT systems.

         Costs in connection with Year 2000 compliance have been (i) to review and upgrade existing IT systems; (ii) to analyze Year 2000 readiness of our banks and customers and (iii) to analyze Non- IT Year 2000 compliance. To date, such costs have aggregated approximately $10,000 and, for the most part, have been for IT review and upgrades. Such costs are being treated as expenses. During June and July 1999, we replaced certain hardware and purchased additional software and communications systems at a cost of approximately $55,000, and the cost of such replacements are being capitalized and depreciated over a five year period. We do not believe that other costs associated with Year 2000 compliance will be material or that they will have a material effect on our financial condition.

         We are dependent on banks for financing and for normal banking operations. In surveying Year 2000 readiness, we have received oral, and we are in the process of obtaining written, assurances from our banks that they are taking the actions necessary to be Year 2000-compliant so that neither the banks' nor their customers' business will be interrupted due to Year 2000 difficulties.

         Our portfolio companies are taxi and taxi-medallion owners and other small businesses, which, to the best of our knowledge, use computer equipment and software only to a limited extent in the operation of their businesses. We are in the process of surveying certain of our vendors to assess their potential Year 2000 exposure and to confirm that they are making arrangements for their own Year 2000 compliance.

         To date we have attempted to comply fully with Year 2000 compliance requirements, and we are in the process of determining the compliance of our banks and customers. Our failure, or the failure of third parties, to adequately address Year 2000 issues could have a material adverse effect on our financial condition or results of operations. However, given the nature of our portfolio companies and the industries in which they operate, we anticipate that few of our customers would actually suffer material adverse effects from Year 2000. We believe that our reasonably likely maximum risk is (i) a material increase in our credit losses due to Year 2000 problems affecting our portfolio companies and our banks and (ii) disruption in financial markets, causing us liquidity stress.

         At this point, our management is unable to quantify the amount of potential losses and disruptions due to Year 2000 issues, but is in the process of developing a contingency plan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Pursuant to the General Instructions to Rule 305 of Regulations S-K, the quantitative and qualitative disclosures called for by this Item 7A and by Rule 305 of Regulation S-K are inapplicable to Elk at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted in the response found under Item 14(A)(1) in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the caption "Election of Directors" in Elk's Proxy Statement relating to its Annual Meeting of Stockholders scheduled for November 18, 1999 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

         The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Certain Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         a) 1. and 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

          The financial statements and financial statement schedules as listed in the Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

         b) REPORTS ON FORM 8-K

         None.

         c) EXHIBITS

          The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Form 10-K and those that may be made in the future by or on behalf of Elk, Elk notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forwardlooking statements contained in this Form 10-K were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of Elk. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-K will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-K should consider these facts in evaluating the information contained herein. In addition, the business and operations of Elk are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-K. The inclusion of the forward-looking statements contained in this Form 10-K should not be regarded as a representation by Elk or any other person that the forward-looking statements contained in this form 10-K will be achieved. In light of the foregoing, readers of this Form 10-K are cautioned not to place undue reliance on the forward-looking statements contained herein. These risks and others that are detailed in this Form 10-K and other documents that Elk files from time to time with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and any current reports on Form 8-K must be considered by any investor or potential investor in Elk.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              ELK ASSOCIATES FUNDING CORPORATION

                                              By: /s/ Gary C. Granoff
                                                  ------------------------------
                                                  Gary C. Granoff, President

Date: September 28, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                     Title                                   Date
---------                                                     -----                                   ----

/s/ Gary C. Granoff                       President and Chairman of the Board             September 28, 1999
---------------------                     of Directors
Gary C. Granoff

/s/ Ellen M. Walker                       Vice President, General Counsel and             September 28, 1999
---------------------                     Director
Ellen M. Walker

/s/ Lee A. Forlenza                       Vice President and Director                     September 28, 1999
---------------------
Lee A. Forlenza

/s/ Steven Etra                           Vice President and Director                     September 28, 1999
---------------------
Steven Etra

/s/ Marvin Sabesan                        Director                                        September 28, 1999
---------------------
Marvin Sabesan

/s/ Paul Creditor                         Director                                        September 28, 1999
---------------------
Paul Creditor

/s/ Allen Kaplan                          Director                                        September 28, 1999
---------------------
Allen Kaplan

/s/ John L. Acierno                       Director                                        September 28, 1999
---------------------
John L. Acierno

/s/ John R. Laird                         Director                                        September 28, 1999
---------------------
John R. Laird

/s/ Howard F. Sommer                      Director                                        September 28, 1999
---------------------
Howard F. Sommer

                                      -31-

                       ELK ASSOCIATES FUNDING CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

                                              ELK ASSOCIATES FUNDING CORPORATION
                                                                  AND SUBSIDIARY

                                                                        CONTENTS
--------------------------------------------------------------------------------

                                                                                                   Page
                                                                                                   ----
INDEPENDENT AUDITORS' REPORT ...................................................................     F-1

CONSOLIDATED FINANCIAL STATEMENTS

    Balance Sheets at June 30, 1999 and June 30, 1998 ..........................................   F-2-3
    Statements of Income for the years ended June 30, 1999, 1998 and 1997 ......................     F-4
    Statements of Comprehensive Income for the years ended June 30, 1999, 1998 and 1997 ........     F-5
    Statements of Stockholders' Equity for the years ended June 30, 1999, 1998 and 1997 ........   F-6-7
    Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997 ..................   F-8-9
    Schedule of Loans as of June 30, 1999 ......................................................    F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..................................................... F-11-25

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Stockholders of Elk Associates Funding Corporation and Subsidiary
(A Small Business Investment Company Licensed by the SBA)

We have audited the accompanying consolidated balance sheets of Elk Associates Funding Corporation and Subsidiary as of June 30, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years ended June 30, 1999, 1998 and 1997 and the schedule of loans as of June 30, 1999. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the financial position of Elk Associates Funding Corporation and Subsidiary as of June 30, 1999 and 1998, and the results of their operations and their cash flows for the years ended June 30, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

As explained in Note 1, the consolidated financial statements include loans valued at $50,723,932 and $41,295,000 as of June 30, 1999 and 1998,
respectively, whose values have been estimated by the Board of Directors in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors in arriving at their estimate of the value of such loans and have inspected underlying documentation and, in the circumstances, we believe the procedures are reasonable and the documentation is appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for such loans existed, and the differences could be material.


                                                   MARCUM & KLIEGMAN LLP




New York, NY
August 11, 1999, except for Note 15(b) as to which is dated August 31, 1999

                                              ELK ASSOCIATES FUNDING CORPORATION
                                                                  AND SUBSIDIARY

                                                     CONSOLIDATED BALANCE SHEETS

                                                          June 30, 1999 and 1998
--------------------------------------------------------------------------------

                                                      ASSETS
                                                      ------
                                                                          1999                  1998
                                                                       ----------------------------------
Loans receivable                                                       $51,103,932           $41,590,000
Less: allowance for loan losses                                           (380,000)             (295,000)
                                                                       ------------          ------------

                                                                        50,723,932            41,295,000

Cash and cash equivalents                                                  542,290             1,755,429
Accrued interest receivable                                                714,626               516,110
Assets acquired in satisfaction of loans                                   612,491               400,470
Receivables from debtors on sales of assets acquired in
  satisfaction of loans                                                    409,939               451,222
Equity securities                                                          909,386               629,179
Furniture, fixtures and leasehold improvements, net                        105,440               102,247
Prepaid expenses and other assets                                          492,697               250,081
                                                                       -----------           -----------

       TOTAL ASSETS                                                    $54,510,801           $45,399,738
                                                                       ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                                              ELK ASSOCIATES FUNDING CORPORATION
                                                                  AND SUBSIDIARY

                                                     CONSOLIDATED BALANCE SHEETS

                                                           June 30,1999 and 1998
--------------------------------------------------------------------------------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------

                                                                    1999                  1998
                                                                ---------------------------------
LIABILITIES

  Debentures payable to SBA                                     $ 8,880,000           $ 8,880,000
  Notes payable, banks                                           31,000,000            22,085,000
  Accrued expenses and other liabilities                            223,458               204,099
  Accrued interest payable                                          354,918               221,704
  Dividends payable                                                 314,208               314,208
                                                                -----------           -----------

       TOTAL LIABILITIES                                         40,772,584            31,705,011
                                                                -----------           -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value: 3,000,000 shares
    authorized; 1,745,600 shares issued and outstanding              17,456                17,456
  Additional paid-in-capital                                     13,197,277            12,485,825
  Restricted capital                                                256,916               968,368
  Retained earnings                                                   4,815                24,289
  Accumulated other comprehensive income                            261,753               198,789
                                                                -----------           -----------

       TOTAL STOCKHOLDERS' EQUITY                                13,738,217            13,694,727
                                                                -----------           -----------

       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                                   $54,510,801           $45,399,738
                                                                ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                                              ELK ASSOCIATES FUNDING CORPORATION
                                                                  AND SUBSIDIARY

                                               CONSOLIDATED STATEMENTS OF INCOME

                                For the Years Ended June 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                                 1999              1998            1997
                                                            ------------------------------------------------
INVESTMENT INCOME
  Interest on loans receivable                                 $5,197,667       $4,108,727      $3,660,825
  Fees and other income                                           386,227          497,729         362,970
                                                               ----------       ----------      ----------

   TOTAL INVESTMENT INCOME                                      5,583,894        4,606,456       4,023,795
                                                               ----------       ----------      ----------

OPERATING EXPENSES
  Interest                                                      2,440,051        1,840,731       1,582,700
  Salaries and employee benefits                                  533,352          495,889         469,060
  Legal fees                                                      303,995          336,700         307,127
  Miscellaneous administrative expenses                           886,995          739,875         604,347
  Loss on assets acquired in satisfaction of Loans,
   net                                                             11,272           14,649           8,923
  Directors' fee                                                   32,375           52,050          27,500
  Bad debt expense                                                146,465          227,748              --
                                                               ----------       ----------      ----------

   TOTAL OPERATING EXPENSES                                     4,354,505        3,707,642       2,999,657
                                                               ----------       ----------      ----------

   OPERATING INCOME                                             1,229,389          898,814       1,024,138
                                                               ----------       ----------      ----------

OTHER INCOME (EXPENSES)
  (Write-off) gain of non-cash receivable                              --         (25,000)          25,000
  Net gain (loss) from rental activities                            7,200            6,125        (11,233)
  Recoveries                                                           --           57,673          11,118
                                                               ----------       ----------      ----------

   TOTAL OTHER INCOME                                               7,200           38,798          24,885
                                                               ----------       ----------      ----------

   INCOME BEFORE INCOME TAXES                                   1,236,589          937,612       1,049,023

INCOME TAX (BENEFIT) EXPENSE                                        (769)            3,271          28,676
                                                               ----------       ----------      ----------

   NET INCOME                                                  $1,237,358       $  934,341      $1,020,347
                                                               ==========       ===========      ==========
Weighted Average Shares Outstanding
  - Basic                                                       1,745,600        1,518,969       1,283,600
                                                               ==========       ===========      ==========
  - Diluted                                                     1,750,684        1,518,969       1,283,600
                                                               ==========       ===========      ==========
Net Income Per Common Share
  - Basic                                                           $0.71            $0.62           $0.79
                                                                    =====            =====           =====
  - Diluted                                                         $0.71            $0.62           $0.79
                                                                    =====            =====           =====

The accompanying notes are an integral part of these financial statements.

                                              ELK ASSOCIATES FUNDING CORPORATION
                                                                  AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                For the Years Ended June 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                          1999            1998           1997
                                                   ------------------------------------------------
NET INCOME                                             $1,237,358      $  934,341     $1,020,347


OTHER COMPREHENSIVE INCOME
 Unrealized gain on equity securities                      62,964         140,548         58,241
                                                       ----------      ----------     ----------


   TOTAL COMPREHENSIVE INCOME                          $1,300,322      $1,074,889     $1,078,588
                                                       ==========      ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                               ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                For the Years Ended June 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                Shares of              Common             Additional
                                              Common Stock          Stock $0.01            Paid-In            Restricted
                                              Outstanding            Par Value             Capital             Capital
                                            ---------------------------------------------------------------------------------
BALANCE - July 1, 1996                          1,283,600              $12,836           $ 8,179,545          $2,391,268

 Transfer of restricted capital                        --                   --               711,448            (711,448)
 Dividends paid                                        --                   --                    --                  --
 Net income                                            --                   --                    --                  --
 Unrealized gain on equity
  securities                                           --                   --                    --                  --
                                                ---------              -------           -----------          ----------

BALANCE - June 30, 1997                         1,283,600               12,836             8,890,993           1,679,820

 Transfer of restricted capital                        --                   --               711,452            (711,452)
 Dividends paid                                        --                   --                    --                  --
 Net income                                            --                   --                    --                  --
 Unrealized gain on equity
  securities                                           --                   --                    --                  --
 Proceeds from sale of
 common stock, net of direct
 costs                                            462,000                4,620             2,883,380                  --
                                                ---------              -------           -----------          ----------

BALANCE - June 30, 1998                         1,745,600               17,456            12,485,825             968,368

Transfer of restricted capital                         --                   --               711,452            (711,452)
Dividends declared                                     --                   --                    --                  --
Net income                                             --                   --                    --                  --
Unrealized gain on equity
securities                                             --                   --                    --                  --
                                                ---------              -------           -----------          ----------

BALANCE - June 30, 1999                         1,745,600              $17,456           $13,197,277         $   256,916
                                                =========              =======           ===========         ===========

   The accompanying notes are an integral part of these financial statements.

[RESTUBED TABLE FOR ABOVE]
                               ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                For the Years Ended June 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                                                        Accumulated
                                                                  Restricted               Other
                                               Retained            Retained             Comprehensive
                                               Earnings            Earnings                Income           Total
                                            -------------------------------------------------------------------------
BALANCE - July 1, 1996                       $   317,186            $     --               $     --      $10,900,835

 Transfer of restricted capital                       --                  --                     --               --
 Dividends paid                                 (946,655)                 --                     --         (946,655)
 Net income                                      995,347              25,000                     --        1,020,347
 Unrealized gain on equity
  securities                                          --                  --                 58,241            58,24
                                             -----------            --------               --------      -----------

BALANCE - June 30, 1997                          365,878              25,000                 58,241       11,032,768

 Transfer of restricted capital                       --                  --                     --               --
 Dividends paid                               (1,300,930)                 --                     --       (1,300,930)
 Net income                                      959,341             (25,000)                    --          934,341
 Unrealized gain on equity
  securities                                          --                  --                140,548          140,548
 Proceeds from sale of
 common stock, net of direct
 costs                                                --                  --                     --        2,888,000
                                             -----------            --------               --------      -----------

BALANCE - June 30, 1998                           24,289                  --                198,789       13,694,727

Transfer of restricted capital                        --                  --                     --               --
Dividends declared                            (1,256,832)                 --                     --       (1,256,832)
Net income                                     1,237,358                  --                     --        1,237,358
Unrealized gain on equity
securities                                            --                  --                 62,964           62,964
                                             -----------            --------               --------      -----------

BALANCE - June 30, 1999                      $     4,815            $     --               $261,753      $13,738,217
                                             ===========            ========               ========      ===========

   The accompanying notes are an integral part of these financial statements.

                                              ELK ASSOCIATES FUNDING CORPORATION
                                                                  AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                For the Years Ended June 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                                      1999                1998              1997
                                                                 ---------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $ 1,237,358       $    934,341       $ 1,020,347
                                                                 ------------       ------------       -----------
Adjustments to reconcile net income to net cash
   provided by operating  activities:
   Depreciation and amortization                                       63,649             49,890            53,546
   Write-off (gain) on non-cash receivable                                 --             25,000           (25,000)
   Increase in accrued interest receivable                           (198,516)          (107,945)         (114,078)
   Increase in prepaid expenses and other assets                     (267,071)           (30,616)          (27,318)
   Decrease (increase) in accrued expenses and other
     liabilities                                                       19,358             92,096           (28,893)
   Increase (decrease) in accrued interest payable                    133,214             40,456           (15,204)
                                                                 ------------        -----------       -----------

     TOTAL ADJUSTMENTS                                               (249,366)            68,881          (156,947)
                                                                 ------------        -----------      ============

     NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                                       987,992          1,003,222           863,400
                                                                 ------------        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net change in loans receivable, assets acquired in
     satisfaction of loans and receivables from debtors
     on sales of assets acquired in satisfaction of loans          (9,599,670)        (8,177,183)       (9,062,902)
   Payments for building improvements on assets
     acquired in satisfaction of loans                                     --                 --           (13,974)
   Purchases of equity securities                                    (217,242)           (52,450)         (243,040)
   Acquisition of furniture, fixtures and leasehold
     improvements                                                     (42,387)           (37,468)          (18,530)
                                                                 ------------        -----------       -----------

     NET CASH USED IN INVESTING
     ACTIVITIES                                                    (9,859,299)        (8,267,101)       (9,338,446)
                                                                 ------------        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable, banks, net                          8,915,000          5,265,000        10,195,000
   Payments for loan costs                                                 --                 --           (15,050)
   Proceeds from debentures payable to SBA                                 --                 --           430,000
   Repayment of debentures payable to SBA                                  --                 --          (408,000)
   Net proceeds from sale of common stock                                  --          2,888,000                --
   Dividends paid                                                  (1,256,832)          (986,724)         (946,655)
                                                                 ------------        -----------       -----------

   NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                                     $ 7,658,168        $ 7,166,276       $ 9,255,295
                                                                 ------------        -----------       -----------


   The accompanying notes are an integral part of these financial statements.

                                              ELK ASSOCIATES FUNDING CORPORATION
                                                                  AND SUBSIDIARY

                                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                For the Years Ended June 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                                        1999               1998             1997
                                                                   -------------------------------------------------
NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                                            $(1,213,139)        $  (97,603)      $  780,249

CASH AND CASH EQUIVALENTS - Beginning                                 1,755,429          1,853,032        1,072,783
                                                                    -----------         ----------       ==========

CASH AND CASH EQUIVALENTS - Ending                                  $   542,290         $1,755,429       $1,853,032
                                                                    ===========         ==========       ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the years for:

  Interest                                                          $ 2,306,837         $1,840,276       $1,597,904
  Income taxes                                                      $        --         $    8,048       $   31,260

Noncash investing and financing activities:

  Conversion of loans to assets acquired in                         $   381,500         $   26,090       $  140,914
    satisfaction of loans

Exchange of preferred stock for a note resulting                    $        --         $       --       $  125,000
  in a noncash gain of $25,000

Unrealized gain on equity securities                                $    62,694         $  140,548       $   58,241

Transfer of restricted capital                                      $   711,452         $  711,452       $  711,448

Declaration of cash dividend                                        $   314,208         $  314,208       $       --


   The accompanying notes are an integral part of these financial statements.

                                              ELK ASSOCIATES FUNDING CORPORATION
                                                                  AND SUBSIDIARY

                                                               SCHEDULE OF LOANS

                                                                   June 30, 1999
--------------------------------------------------------------------------------

                                                                                     Maturity
                                                     Number        Interest            Dates               Balance
Type of Loan                                        of Loans        Rates           (In Months)          Outstanding
---------------------------------------------------------------------------------------------------------------------------
New York City:
 Taxi medallion                                        123        8.25 - 12%            1 - 240           $19,818,871
 Radio car service                                      34           1 - 15%             1 - 59               285,562

Chicago:
 Taxi medallion                                        417          11 - 15%            15 - 84            15,825,539

Boston:
 Taxi medallion                                         25        9.25 - 14%            21 - 60             2,717,995

Miami:
 Taxi medallion                                         38          12 - 18%          100 - 120             1,943,335

Other loans:
 Restaurant                                              2          10 - 12%             1 - 66               243,629
 Hairdresser                                             2               12%                  7                97,836
 Car wash                                                1             11.5%                 36               214,234
 Ambulance service                                       1             10.5%                  6                 4,907
 Bagel store                                             1               14%                 37                22,123
 Dry cleaners                                           25           9 - 18%           31 - 120             3,657,590
 Laundromats                                            19          10 - 17%           12 - 120             3,951,498
 Laundry equipment                                       1              9.5%                 51               170,333
 Financial services                                      1               14%                  3                 4,980
 Black car service (real property)                       1               12%                 23               196,132
 Auto sales                                              3        10.5 - 13%             1 - 43               477,839
 Registered investment advisor                           1               14%                  3               169,012
 Embroidery manufacturer                                 1               12%                 53                84,814
 Theater                                                 1               16%                 53               166,492
 Retirement home                                         1               15%                 78               300,000
 Garden center                                           1               14%                 90               431,304
 Auto center                                             1               12%                 78               122,536
 Construction                                            1               16%                 80               197,371
                                                                                                          -----------
Total Loans Receivable                                                                                     51,103,932

Less: Allowance for loan losses                                                                              (380,000)
                                                                                                          -----------
   Loans Receivable, net                                                                                  $50,723,932
                                                                                                          ===========

   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                                              ELK ASSOCIATES FUNDING CORPORATION
                                                                  AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

NOTE 1 - Organization and Summary of Significant Accounting Policies

         Organization and Principal Business Activity

         Elk Associates Funding Corporation (the "Company"), a New York corporation, is licensed by the Small Business Administration ("SBA") to operate as a Small Business Investment Company ("SBIC") under the Small Business Investment Act of 1958, as amended. The Company has also registered as an investment company under the Investment Company Act of 1940 to make business loans.

         The Company makes loans to taxi owners, to finance the acquisition and operation of the medallion taxi businesses and related assets, and to other small businesses in the New York City, Chicago, Miami, and Boston markets.

         Loans and the Allowance for Loans Losses

         Loans are stated at cost, net of participation with other lenders, less an allowance for possible losses. This amount represents the fair value of such loans as determined in good faith by the Board of Directors. The allowance for loan losses is maintained at a level that, in the Board of Directors' judgement, is adequate to absorb losses inherent in the portfolio. The allowance for loan losses is reviewed and adjusted periodically by the Board of Directors on the basis of available information, including the fair value of the collateral held, existing risk of individual credits, past loss experience, the volume, composition and growth of the portfolio, and current and projected economic conditions. Because of the inherent uncertainty in the estimation process, the estimated fair values of the loans may differ significantly from the values that would have been used had a ready market existed for such loans and the differences could be material. As of June 30, 1999 and 1998, approximately 79% and 85% respectively, of all loans are collateralized by New York City, Boston, Chicago, and Miami taxicab medallions.

         Accounting Standard for Impairment of Loans

         Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 114 as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure", a loan is determined to be impaired if it is probable that the contractual amounts due will not be collected in accordance with the terms of the loan. The SFAS generally requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. As all of the Company's loans are collateral dependent, impairment is measured based on the fair value of the collateral. If the fair value of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs, and unamortized premium or discount), the Company recognized an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses. The Company individually evaluates all loans for impairment. See Note 3 for further discussion.

                                              ELK ASSOCIATES FUNDING CORPORATION
                                                                  AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

NOTE 1 - Organization and Summary of Significant Accounting Policies, continued

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

         The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of June 30, 1999 and 1998

         Income Taxes

         The Company has elected to be taxed as a Regulated Investment Company under the Internal Revenue Code. A Regulated Investment Company will generally not be taxed at the corporate level to the extent its income is distributed to its stockholders. In order to be taxed as a Regulated Investment Company, the Company must pay at least 90 percent of its net investment company taxable income to its stockholders as well as meet other requirements under the Code. In order to preserve this election for fiscal 1999, the Company intends to make the required distributions to its stockholders in accordance with applicable tax rules.

         Depreciation and Amortization

         Depreciation and amortization of furniture, fixtures and leasehold improvements is computed on the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives.

         Net Income per Share

         During the year ended June 30, 1998, the Company adopted the provision of SFAS No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year-end. Common stock equivalents have been excluded from the weighted-average shares for 1998 and 1997, as inclusion is anti-dilutive. At June 30, 1999, the Company had 100,000 options outstanding, of which 30,000 options are considered antidilutive and the remaining 70,000 options are dilutive and resulted in common stock equivalents of 5,084 shares.

                                              ELK ASSOCIATES FUNDING CORPORATION
                                                                  AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

NOTE 1 - Organization and Summary of Significant Accounting Policies, continued

         Loan Costs

         Loan costs are included in prepaid expenses and other assets. Amortization of loan costs is computed on the straight-line method over ten (10) years. At June 30, 1999 and 1998, loan costs amounted to $129,331 and $153,786, respectively, net of accumulated amortization of $114,650 and $90,195, respectively. Amortization expense for the years ended June 30, 1999, 1998 and 1997 was $24,455, $24,455 and $23,283,
         respectively.

         Assets Acquired in Satisfaction of Loans

         Assets acquired in satisfaction of loans are carried at estimated fair value less selling costs. Losses incurred at the time of foreclosure are charged to the allowance for loan losses. Subsequent reductions in estimated net realizable value are recorded as losses on assets acquired in satisfaction of loans.

         Basis of Consolidation

         The consolidated financial statements include the accounts of EAF Holding Corporation ("EAF"), a wholly owned subsidiary of the Company. All intercompany transactions have been eliminated. EAF was formed in June 1992 and began operations in December 1993. The purpose of EAF is to own and operate certain real estate assets acquired in satisfaction of loans.

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

         Comprehensive Income

         During the year ended June 30, 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

         Stock-Based Compensation

         In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. SFAS 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense

--------------------------------------------------------------------------------

                                              ELK ASSOCIATES FUNDING CORPORATION
                                                                  AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

NOTE 1 - Organization and Summary of Significant Accounting Policies, continued

         Stock-Based Compensation, continued

         to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method The Company intends to continue to account for its stock based compensation plans in accordance with the provisions of APB 25.

         Business Segment

         During the year ended June 30, 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of A Business Enterprise". SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that under SFAS No. 131, it operates in one segment of financing services. The Company's customers and operations are within the United States.

         Loan Sales and Servicing Fee Receivable

         SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in June 1996. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. SFAS 125 also requires that servicing assets be measured by allocating the carrying amount between the assets sold and retained interests based on their relative fair values at the date of transfer. Additionally, this statement requires that the servicing assets and liabilities be subsequently measured by
         (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values. SFAS 125 also requires the Company's excess servicing rights be measured at fair market value and reclassified as interest only receivables and accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As required by SFAS 125, the Company adopted in the new requirements effective January 1, 1997. Implementation of SFAS 125 did not have any material impact on the financial statements of the Company.

--------------------------------------------------------------------------------

                                              ELK ASSOCIATES FUNDING CORPORATION
                                                                  AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

NOTE 1 - Organization and Summary of Significant Accounting Policies, continued

         New Accounting Pronouncements

         In April 1998, Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities" was issued. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires the costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for financial statements for fiscal year beginning after December 15, 1998. The Company does not expect that the adoption of SOP No. 98-5 will have a material impact on its financial statements.

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and is required to be adopted in years beginning after June 15, 1999, which has been deferred to June 30, 2000. Management does not anticipate that the adoption of the new statement will have a significant effect on results of operations or the financial position of the Company.

NOTE 2 - Assets Acquired in Satisfaction of Loans

         Receivables from debtors on sales of assets acquired in satisfaction of loans represent loans to borrowers arising out of the sales of defaulted assets. Pursuant to an SBA regulation, these loans are presented separately in the accompanying consolidated balance sheets.

                                                                                          Assigned
                                                           Radio                          Mortgage
                                      Real Estate          Cars           Artwork         and Note             Total
                                     ----------------------------------------------------------------------------------

Balance - July 1, 1997                 $ 487,483         $ 41,077         $ 53,250        $     --           $ 581,810

Additions                                 26,090               --               --              --              26,090
Recoup on sale of assets
  previously sold                             --           43,376               --              --              43,376
Sales                                   (192,560)         (45,168)              --              --            (237,728)
Write-offs                                (8,078)              --           (5,000)             --             (13,078)
                                       ---------         --------         --------        --------           ---------

Balance - June 30, 1998                  312,935           39,285           48,250              --             400,470

Additions                                     --               --               --         381,500             381,500
Sales                                   (122,000)          (8,044)              --              --            (130,044)
Write-offs and payments                       --          (10,000)         (10,000)        (19,435)            (39,435)
                                       ---------         --------         --------        --------           ---------

Balance - June 30, 1999                $ 190,935         $ 21,241         $ 38,250        $362,065           $ 612,491
                                       =========         ========         ========        ========           =========

--------------------------------------------------------------------------------

                                              ELK ASSOCIATES FUNDING CORPORATION
                                                                  AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

NOTE 3 - Loans Receivable

         All loans on nonaccrual status have been classified as impaired. The Company recognizes interest income on a cash basis on these loans if the principal is fully secured. However, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are applied to reduce the carrying value of the loan. The Company has loans totaling approximately $762,000 and $569,000 at June 1999 and 1998 respectively, which are still accruing interest but are not performing according to the terms of the contract and accordingly these loans are impaired under SFAS 114. At June 30, 1999 and 1998 approximately $743,000 and $546,000 respectively, of these loans were fully collateralized as to principal and interest. Interest receivable at June 30, 1999 and 1998 totaled approximately $78,000 and $35,000 respectively, for such loans.

         The following table sets forth certain information concerning impaired loans as of June 30, 1999 and 1998:

                                                   1999                 1998
                                               ---------------------------------
    Impaired loans with an allowance            $  167,212             $174,952

    Impaired loans without an allowance          1,512,456              571,896
                                                ----------             --------

    Total impaired loans                        $1,679,668             $746,848
                                                ==========             ========

    Allowance for impaired loans                  $157,886             $150,626
                                                  ========             ========

    Average balance of impaired loans           $1,213,258             $524,101
                                                ==========             ========


    Transactions in the allowance for loan losses are summarized as follows:

    Balance - July 1, 1997                                             $325,000

    Recoveries, net                                                     (30,000)
                                                                       --------

    Balance - June 30, 1998                                             295,000


    Additions, net                                                       85,000
                                                                       --------

    Balance - June 30, 1999                                            $380,000
                                                                       ========

                                              ELK ASSOCIATES FUNDING CORPORATION
                                                                  AND SUBSIDIARY


                   Notes to Consolidated Financial Statements

NOTE 4 - Equity Securities

        Equity securities consist of the following as of June 30, 1999 and 1998:

                                          Chicago           Miami        Investment        Dry         Telecom-
                                          Taxicab          Taxicab         Advisory       Cleaner     munications
                                         Medallions       Medallions        Firm         Company        Company       Total
                                        ---------------------------------------------------------------------------------------
        Balance - July 1, 1997            $380,966         $21,215         $20,000       $14,000       $     --      $436,181

        Purchase of securities              39,100           5,265          50,000        14,000             --       108,365

        Sale of securities                 (50,936)         (4,979)             --            --             --       (55,915)

        Unrealized gain                     75,297          65,251              --            --             --       140,548
                                          --------         -------         -------       -------       --------      --------

        Balance - June 30, 1998            444,427          86,752          70,000        28,000             --       629,179

        Purchase of securities             128,754           4,102              --            --        150,000       282,856

        Sale of securities                 (15,613)             --         (50,000)           --             --       (65,613)

        Unrealized gain (loss)              85,897         (22,933)             --            --             --        62,964
                                          --------         -------         -------       -------       --------      --------

        Balance - June 30, 1999           $643,465         $67,921         $20,000       $28,000       $150,000      $909,386
                                          ========         =======         =======       =======       ========      ========

        At June 30, 1999, the fair value of the Chicago Taxicab Medallions was increased, resulting in an unrealized gain, and the fair value of the Miami Taxicab Medallions was decreased resulting in a reduction in the unrealized gain recorded in prior periods. The fair value of the other equity securities approximated cost. At June 30, 1998, the fair value of the Chicago Taxicab Medallions and Miami Taxicab Medallions was increased resulting in an unrealized gain. The fair value of the other equity securities approximated cost.

                   Notes to Consolidated Financial Statements

NOTE 5 - Debentures Payable to SBA

         At June 30, 1999 and 1998 debentures payable to the SBA consist of subordinated debentures with interest payable semiannually, as follows:

                                                                                             1999                   1998
                                                                Current Effective         Principal              Principal
  Issue Date                 Due Date                             Interest Rate             Amount                 Amount
  ------------------------------------------------------------------------------------------------------------------------
September 1993            September 2003                              6.12 (1)            $1,500,000            $1,500,000
September 1993            September 2003                              6.12                 2,220,000             2,220,000
                                                                                          ----------            ----------

                    (Forward)                                                             $3,720,000            $3,720,000
                                                                                          ----------            ----------

--------------------------------------------------------------------------------

                                              ELK ASSOCIATES FUNDING CORPORATION
                                                                  AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

NOTE 5 - Debentures Payable to SBA, continued

                                                          Current                                     1998
                                                         Effective           1999 Principal         Principal
       Issue Date                Due Date              Interest Rate             Amount              Amount
-------------------------------------------------------------------------------------------------------------------
               (Forward)                                                       $3,720,000           $3,720,000

September 1994            September 2004                   8.20                 2,690,000            2,690,000
December 1995             December 2005                    6.54                 1,020,000            1,020,000
June 1996                 June 2006                        7.71                 1,020,000            1,020,000
March 1997                March 2007                       7.38(2)                430,000              430,000
                                                                               ----------           ----------

                                                                               $8,880,000           $8,880,000
                                                                               ==========           ==========

         (1) Interest Rate was 3.12% from inception through September 1998.

         (2) The Company is also required to pay an additional annual user fee of 1% on this debenture.

         Under the terms of the subordinated debentures, the Company may not repurchase or retire any of its capital stock or make any distributions to its stockholders other than dividends out of retained earnings (as computed in accordance with SBA regulations) without the prior written approval of the SBA. In addition, the SBA has a junior collateral interest to the banks' debt. (See Note 6).


NOTE 6 - Notes Payable to Banks

         At June 30, 1999 and 1998 the Company had loan agreements with three
         (3) banks and four (4) banks for lines of credit aggregating $35,000,000 and $33,500,000 respectively. At June 30, 1999 and 1998, the Company had $31,000,000 and $22,085,000 respectively, outstanding under these lines. The loans, which mature through December 31, 1999, bear interest based on the Company's choice of the lower of either the reserve adjusted LIBOR rate plus 150 basis points or the banks' prime rates including certain fees which make the effective rates range from approximately prime minus 3% to prime minus 2%. Upon maturity, the Company anticipates extending the lines of credit for another year, as has been the practice in previous years.

         Pursuant to the terms of the agreements the Company is required to comply with certain terms, covenants and conditions. The Company pledged its loans receivable and other assets as collateral for the above lines of credit and was required to maintain compensating balances of 5% of loan balance outstanding with each individual bank for the year ended June 30, 1998. The compensating balance requirements were eliminated during the year ended June 30, 1999.

--------------------------------------------------------------------------------

                                              ELK ASSOCIATES FUNDING CORPORATION
                                                                  AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

NOTE 7 - Preferred Stock

         Pursuant to a preferred stock repurchase agreement dated November 10, 1994, the Company repurchased all cumulative preferred stock from the SBA for $3.50 per share, or an aggregate $1,915,449. As a condition precedent to the repurchase, the Company granted the SBA a liquidating interest in a newly established restricted capital surplus account. The surplus account is equal to the amount of the net repurchase discount. The initial value of the liquidating interest was $3,557,261, which is being amortized over a 60-month period on a straight-line basis. Should the Company be in default under the repurchase agreement at any time, the liquidating interest will become fixed at the level immediately preceding the event of default and will not decline further until such time as the default is cured or waived. The liquidating interest shall expire on (i) sixty months from the date of the repurchase agreement, or (ii) if any event of default has occurred and such default has been cured or waived, such later date on which the liquidating interest is fully amortized. Should the Company voluntarily or involuntarily liquidate prior to the amortization of the liquidating interest, any assets which are available, after the payment of all debts of the Company, shall be distributed first to the SBA until the fair market value of such assets is equal to the amount of the liquidating interest. Such payment, if any, would be prior in right to any payments made to the Company's stockholders. The amount restricted under this agreement at June 30, 1999 and 1998 was approximately $256,000 and $968,000, respectively.

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

         In September 1998, the stockholders of the Company approved and in February 1999 the SBA approved an amendment to the Certificate of Incorporation of the Company eliminating all of the authorized Series A and Series B preferred stock of the Company. This amendment to the Certificate of Incorporation was filed and became effective on May 21, 1999.

NOTE 8 - Common Stock

         For the year ended June 30, 1998, the Company completed the sale, as part of a private placement offering, of 462,000 shares of common stock. Total proceeds from the sale of common stock amounted to $2,888,000, net of direct related expenses of $115,000.

--------------------------------------------------------------------------------
                                              ELK ASSOCIATES FUNDING CORPORATION
                                                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

NOTE 8 - Common Stock, continued

         In September 1998, the stockholders of the Company approved and in February 1999, the SBA approved an amendment to the Certificate of Incorporation increasing the total authorized shares of $0.01 par value common stock to 3,000,000 shares authorized. This amendment to the Certificate of Incorporation was filed and became effective on May 21, 1999.

         On June 28, 1999, the Company declared a cash dividend of $0.18 per common share, for a total of $314,208 which was paid on July 12, 1999.

NOTE 9 - Income Taxes

         The provision for income tax expense (benefit) for the years ended June 30, 1999, 1998 and 1997 consists of the following:

                                              1999                1998              1997
                                           -------------------------------------------------
         Federal                             $1,689            $(1,014)             $ 4,568
         State and City                      (2,458)             4,285               24,108
                                             -------           -------              -------
                                            $  (769)           $ 3,271              $28,676
                                            ========           =======              =======

         The above provision represents income taxes incurred on undistributed income for the respective years.


NOTE 10 - Related Party Transactions/Commitments

         Related Party Transactions

         The Company paid $62,987, $43,234 and $43,645 to a related law firm for the years June 30, 1999,1998 and 1997, respectively, for the services provided. The Company generally charges its borrowers loan origination fees to generate income to offset expenses incurred by the Company for legal fees paid by the Company for loan closing services.

         The Company rents office space on a month-to-month basis from an affiliated entity without a formal lease agreement. Rent expense amounted to $39,600 each for the years ended June 30, 1999, 1998 and 1997, respectively. The Company also shares overhead costs and reimburses for office and salary expenses from this affiliated entity. Overhead costs and reimbursed office and salary expenses amounted to $85,138, $81,308 and $51,513 for the years ended June 30, 1999, 1998 and 1997, respectively.

--------------------------------------------------------------------------------

                                              ELK ASSOCIATES FUNDING CORPORATION
                                                                  AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

NOTE 11 - Commitments and Contingencies

         Interest Rate Swap

         On June 8, 1998, the Company entered into a $10,000,000 interest rate Swap transaction with a bank expiring on June 8, 2001. On October 13, 1998, the Company entered into an additional interest rate swap transaction with the same bank for $5,000,000 expiring on October 8, 2001. These Swap transactions were entered into to protect the Company from an upward movement in interest rates relating to outstanding bank debt (see Note 6 for terms and effective interest rates). These Swap transactions call for a fixed rate of 5.86% and 4.95%, respectively for the Company and if the floating one month LIBOR rate is below the fixed rate then the Company is obligated to pay the bank for the difference in rates. When the one-month LIBOR rate is above the fixed rate then the bank is obligated to pay the Company for the differences in rates.

         Interest Rate Cap

         At March 20, 1997, the Company was a party to one $5 million notional interest rate cap. This cap, which expired on March 20, 1999, was purchased by the Company to protect it from the impact of upward movements in interest rates related to its outstanding bank debt. The cap provided interest rate protection in the event that the three-month LIBOR rate exceeded 6.75 percent. The premium paid for the purchase of this cap was amortized over its life and recorded as an adjustment to interest expense. Payments received under this cap would be credited to interest expense.

         Loan commitments

         At June 30, 1999 and 1998, the Company had commitments to make loans totaling approximately $4,058,000 and $2,568,000 respectively, at interest rates ranging from 8.25% to 18%.


NOTE 12 - Defined Contribution Plan

         On April 15, 1996, the Company adopted a simplified employee pension plan covering all eligible employees of the Company. Contributions to the plan are at the discretion of the Board of Directors. During the years ended June 30, 1999, 1998 and 1997, contributions amounted to $64,137, $63,435 and $58,805, respectively.

--------------------------------------------------------------------------------

                                              ELK ASSOCIATES FUNDING CORPORATION
                                                                  AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

NOTE 13 - Incentive Stock Option Plan

         During September 1998, the Company adopted an employee incentive stock option plan, an aggregate of 125,000 shares of common stock are authorized for issuance under the plan. The plan provides that options may be granted to attract and retain key employees of the Company. Options granted under the plan are exercisable for periods ranging from five to ten years. In addition, the option price will be at least market value or at least 110% of market value of the common stock on the grant date for employees and stockholders who own more than 5% of the common stock, respectively. In January 1999, the Company granted 100,000 options to certain key employees at an exercise price ranging from $8.875 to $9.7625 per share.

         Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended June 30, 1999.

                                     Assumptions
         ----------------------------------------------------------------------
         Risk-free rate                                               4.68%
         Dividend yield                                               7.5%
         Volatility factor of the expected market
           price of the Company's common stock                        0.49
         Average life                                                 8.5 years

                  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information for the year ended June 30, 1999 is as follows:

                Pro forma net income                     $1,035,958
                                                         ==========
                Pro forma net income per share
                          - basic                             $0.59
                                                              =====
                          - diluted                           $0.59
                                                              =====

--------------------------------------------------------------------------------

                                              ELK ASSOCIATES FUNDING CORPORATION
                                                                  AND SUBSIDIARY


                   Notes to Consolidated Financial Statements

NOTE 13 - Incentive Stock Option Plan, continued

         The weighted average fair value of options granted during the year ended June 30, 1999 was $2.01 for shares. The weighted average remaining contractual life of options exercisable at June 30, 1999 is
         7.5 years.

NOTE 14 - Fair Value of Financial Instruments

         The following disclosures represent the Company's best estimate of the fair value of financial instruments, determined on a basis consistent with requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments".

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

         Equity Securities - The Company's equity securities consist of investments in corporations who own and operate Chicago taxicab medallions (71%), an investment advisory firm (2%), a dry cleaner (3%), Miami taxicab medallions (7%) and a Telecommunications Company (17%) (see Note 4).

         Debentures Payable to Small Business Administration - The fair value of debentures as of June 30, 1999 and 1998 were approximately $8,989,000 and $9,035,000, respectively, and were estimated by discounting the expected future cash flows using the current rate at which the SBA has extended similar debentures to the Company (see Note 5).

         The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses is considered to approximate their carrying value. Those instruments include balances recorded in the following captions:

--------------------------------------------------------------------------------

                                              ELK ASSOCIATES FUNDING CORPORATION
                                                                  AND SUBSIDIARY


                   Notes to Consolidated Financial Statements


NOTE 14 - Fair Value of Financial Instruments, continued

                         ASSETS                              LIABILITIES
--------------------------------------------------------------------------------

         Cash                                           Notes payable, banks
         Accrued interest receivable                    Accrued interest payable
         Assets acquired in satisfaction of loans
         Receivables from debtors on sales of
          assets acquired in satisfaction of loans

NOTE 15 - Subsequent Events

         (a) Agreement and Plan of Share Exchange

         The Company entered into an Agreement and Plan of Share Exchange with Ameritrans Capital Corporation, a newly-formed Delaware corporation ("Ameritrans") by the stockholders of the Company, pursuant to which each outstanding share of common stock of the Company would be exchanged for one share of common stock of Ameritrans. Pursuant to this Share Exchange Agreement, the ownership of each outstanding share of the Company's common stock would automatically vest in Ameritrans and the holders of the outstanding shares of the Company's common stock would automatically become entitled to receive one share of Ameritrans' common stock. This agreement has been approved by the board of directors of the Company and is subject to approval by the stockholders of the Company. In addition, Ameritrans has filed Form N-14, a proxy registration statement under the Securities Act of 1933 with the SEC and applied for certain "exemptive" orders to permit Ameritrans to act as a holding company. The SEC is currently reviewing these filings.

         (b) Non-Employee Directors Stock Option Plan

         On August 31, 1999, the SEC approved a Non-Employee Directors Stock Option Plan with an aggregate of 75,000 options authorized for issuance. On this same date, 20,000 options were granted to non-employee directors with an exercise price to be determined by the Board of Directors.

                                  EXHIBIT INDEX
 Exhibit
 Number     Exhibit
 ------     -------

    2 Form of Agreement and Plan of Share Exchange with Ameritrans Capital Corporation.*

  3(i)      Certificate of Incorporation*

  3(ii)     Bylaws*

    4 Form of subordinated debentures issued to the U.S. Small Business Administration ("SBA") by Elk Associates Funding Corporation ("Elk") -- Debenture issued March 26, 1997 -- principal amount -- $430,000; Maturity Date -- March 1, 2007; Stated Interest Rate -- 7.38%.**

            The following debentures are omitted pursuant to Rule 483:

            a. Debenture issued September 22, 1993 -- principal amount -- $1,500,000; Maturity Date -- September 1, 2003; Stated Interest Rate -- 6.12%.

            b. Debenture issued September 22, 1993 -- principal amount -- $2,220,000; Maturity Date -- September 1, 2003; Stated Interest Rate -- 6.12%.

            c. Debenture issued September 28, 1994 -- principal amount -- $2,690,000; Maturity Date -- September 1, 2004; Stated Interest Rate -- 8.20%.

            d. Debenture issued December 14, 1995 -- principal amount -- $1,020,000; Maturity Date -- December 1, 2005; Stated Interest Rate -- 6.54%.

            e. Debenture issued June 26, 1996 -- principal amount -- $1,020,000; Maturity Date -- June 1, 2006; Stated Interest Rate -- 7.71%.

  10.1      Security Agreement between Elk and the SBA, dated September 9,
            1993.**

  10.2      1999 Employee Stock Option Plan.

  10.3      Non-Employee Director Stock Option Plan.

  10.4 Custodian Agreement among Elk; Bank Leumi Trust Company of New York ("Leumi"), Israel Discount Bank of New York ("IDB"), Bank Hapoalim B.M. ("Hapoalim") and Extebank; the SBA, and IDB as Custodian; dated September 9, 1993 (the "Custodian Agreement").**

  10.5      Agreements between Elk and the SBA.**

            a.   Agreement dated September 9, 1993.

            b.   Agreement dated February 7, 1997.

  10.6 Intercreditor Agreement among Elk, Leumi, IDB, Hapoalim, Extebank and the SBA, dated September 9, 1993 (the "Intercreditor Agreement").**

  10.7      Amendments to the Custodian and Intercreditor Agreements.**

            a. Amendment removing Hapoalim and Extebank and adding European American Bank ("EAB"), dated September 28, 1994.

            b.   Form of Amendment adding bank:

                 i. Amendment adding United Mizrahi Bank and Trust Company ("UMB"), dated June __, 1995.

                 ii. Amendment adding Sterling National Bank and Trust Company of New York ("Sterling"), dated April __, 1996 -- omitted pursuant to Rule 483.

  10.8 Bank Intercreditor Agreement among Elk, Leumi, IDB, Hapoalim and Extebank, dated September 9, 1993 (the "Bank Intercreditor Agreement").**

  10.9      Amendments to the Bank Intercreditor Agreement.**

            a. Amendment removing Hapoalim and Extebank and adding European American Bank ("EAB"), dated September 28, 1994.

            b.   Form of Amendment adding bank:

                 i. Amendment adding UMB, dated June __, 1995.

                 ii. Amendment adding Sterling, dated April __, 1996 -- omitted pursuant to Rule 483.

  10.10 Grid Demand Promissory Note from Elk to IDB in the principal amount of $14,000,000, dated July 28, 1998.**

  10.11 Letter Agreement between Elk and EAB regarding $14,000,000 line of credit, dated September 2, 1998, together with Master Note in the principal amount of $14,000,000, dated September, 1998.**

  10.12 Promissory Note (Grid) from Elk to Leumi in the principal amount of $7,000,000, dated January 4, 1999, together with side letter dated January 4, 1999.**

  10.13 Form of indemnity agreement between Ameritrans and each of its directors and officers.*

   27       Elk Associates Funding Corporation Financial Data Schedule.
---------------
    *       Incorporated by reference from the Registrant's Registration
            Statement on Form N14 (File No. 333-63951), initially filed
            September 22, 1998.

   ** Incorporated by reference from the Registrant's Registration Statement on Form N2 (File No. 333-82693), initially filed July 12, 1999.