Form 10-K/A
period 1999-06-30
ELK ASSOCIATES FUNDING CORP
filed 1999-10-28
CIK 723108

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                         Commission file number 0-22153

                       ELK ASSOCIATES FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)


              NEW YORK                              11-2502336
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

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, as filed on September 28, 1999 (the "Elk Form 10-K") incorporated by reference certain portions of the Registrant's Definitive Proxy Statement for its 1999 Annual Meeting of Shareholders originally scheduled to be held on November 18, 1999, which Definitive Proxy Statement was expected to be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year-end of June 30, 1999. Such Annual Meeting having been tentatively rescheduled for December 10, 1999 and such Definitive Proxy Statement not having been filed, the information required by Part III of Form 10-K is included in this Form 10-K/A.

This amendment on Form 10-K/A to the Elk Form 10-K contains (i) a correction of Elk's state of incorporation on the Cover page; (ii) the information required by
Part III of Form 10-K; and (iii) a replacement of the Consolidated Financial Statements, revised to correct typographical errors in the first paragraph of
Note 6 -- Notes Payable to Banks and paragraph (b) of Note 15 - Subsequent
Events.


                        FORM 10-K/A -- TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART III ................................................................     4

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....     4

ITEM 11.          EXECUTIVE COMPENSATION.................................     7

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.............................................    12

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........    15

CONSOLIDATED FINANCIAL STATEMENTS........................................    16

SIGNATURE................................................................    17

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the directors and executive officers of Elk:

Name                                Position
----                                --------
Gary C. Granoff(1)(2)               President and Chairman of Board of Directors
Ellen M. Walker(1)(2)               Vice President, General Counsel and Director
Lee A. Forlenza(1)(2)               Vice President and Director
Steven Etra                         Vice President and Director
Margaret Chance(2)                  Secretary
Silvia M. Mullens(2)                Vice President
Marvin Sabesan                      Director
Paul Creditor                       Director
Allen Kaplan                        Director
John L. Acierno                     Director
John R. Laird                       Director
Howard F. Sommer                    Director


-------------


(1) Ellen M. Walker, Gary C. Granoff and Lee A. Forlenza are officers and shareholders in the law firm of Granoff, Walker & Forlenza, P.C. See "Item 13. Certain Relationships and Related Transactions."

(2) Gary C. Granoff, Ellen M. Walker, Lee A. Forlenza, Margaret Chance, and Silvia Mullens are each "interested persons" with respect to Elk, as such term is defined in the 1940 Act.


         Gary C. Granoff, age 51, has been President and a director of Elk since its formation in July 1979 and Chairman of the Board of Directors since December 1995, and he has been President and a director of Ameritrans since its formation. Mr. Granoff has been a practicing attorney for the past twenty-six years and is presently an officer and stockholder in the law firm of Granoff, Walker & Forlenza, P.C. Mr. Granoff is a member of the bar of the State of New York and the State of Florida and is admitted to the United States District Court of the Southern District of New York. Mr. Granoff is also President and the sole stockholder of GCG Associates, Inc. ("GCG"), Elk's former investment adviser. He has served as President and the sole stockholder of Seacrest Associates, Inc., a hotel operator, since August 1994. Mr. Granoff has also been President and a director since June 1996 of Gemini Capital Corporation ("Gemini"), a company primarily engaged in the business of making consumer loans, and he has been a director of Enviro-Clean of America, Inc. since September 1999. In February 1998, Mr. Granoff was elected to and is presently serving as a trustee on the Board of Trustees of The George Washington University. Mr. Granoff holds a

Bachelor of Business Administration degree in Accounting and a Juris Doctor degree (with honors) from The George Washington University.

         Ellen M. Walker, age 44, has been a Vice President, General Counsel and a director of Elk since July 1983 and of Ameritrans since its formation. She was a director of Elk from July 1983 to August 1994, and has been a director of Elk since 1995. Ms. Walker has been a practicing attorney for more than 17 years and she is presently an officer and stockholder in the law firm of Granoff, Walker & Forlenza, P.C. Ms. Walker is a member of the Bar of the State of New York and she is admitted to the United States District Court of the Southern District of New York. Since August 1983 Ms. Walker has been Vice President of GCG. Ms. Walker has been a director, Vice President and General Counsel of Gemini since June 1996. Ms. Walker received a Bachelor of Arts degree from Queens College and obtained her Juris Doctor degree with honors from Brooklyn Law School.

         Lee A. Forlenza, age 42, has been a Vice President of Elk since March 1992 and a director of Elk since January 1995, and he has been a Vice President and a director of Ameritrans since its formation. Mr. Forlenza has been a practicing attorney since February 1983 and is presently an officer and stockholder in the law firm of Granoff, Walker & Forlenza, P.C. Since March 1992 Mr. Forlenza has been an investment analyst for GCG. Mr. Forlenza has also been Vice President, Secretary and a director of Gemini since June 1996. Mr. Forlenza was Vice President of True Type Printing, Inc. from 1976-1995 and has been President since May 1995. From 1983 through 1986 Mr. Forlenza was an attorney with the SBA. Mr. Forlenza graduated Phi Beta Kappa from New York University and obtained his Juris Doctor degree from Fordham University School of Law.

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

         Silvia Maria Mullens, age 48, has been a Vice President of Elk since 1996 and the Loan Administrator of Elk since February 1994, and she has been a Vice President of Ameritrans since its inception. Prior to joining Elk, she was the Legal Coordinator for Castle Oil Corporation from September 1991 through June 1993 and from June 1993 through January 1994, a legal assistant specializing in foreclosures in the law firm of Greenberg & Posner. Ms. Mullens received a B.A. from Fordham University and an M.B.A. from The Leonard Stern School of Business Administration of New York University.

         Margaret Chance, age 45, has been Secretary of Elk and involved in loan administration since November 1980, and she has been Secretary of Ameritrans since its inception. Ms. Chance is the office manager of Granoff, Walker & Forlenza, P.C. and has served as the Secretary of GCG Associates Inc., since January 1982. Ms. Chance holds a paralegal certificate.

         Marvin Sabesan, age 70, has been a director of Elk since July 1982, and he has been a director of Ameritrans since its inception. Mr. Sabesan has been employed by Pearl River Textiles, Inc. as an executive since 1990. He was an Executive Vice President of N.O.L. Inc., a lingerie company, from 1988 to 1990. Mr. Sabesan was an Executive Vice President of A.J. Schneierson & Son, a clothing manufacturer from 1971 to 1987.

         Paul Creditor, age 63, has been a director of Elk since November 1995, and he has been a director of Ameritrans since its inception. Mr. Creditor has been a practicing attorney since 1961, engaging in the general practice of law and specializing in corporate law. From 1974 through 1979 he served as an elected Judge in Suffolk County, New York. He also served as counsel to the New York State Constitutional Convention and various State Agencies and Commissions.

         Allen Kaplan, age 49, has been a director of Elk since November 1995, and he has been a director of Ameritrans since its inception. Mr. Kaplan has been, since November 1987, Vice President and Chief Operating Officer of Team Systems, Inc., a company which manages and operates more than 200 New York City Medallion taxicabs. Mr. Kaplan is currently Vice President of the Metropolitan Taxicab Board of Trade, a trade association consisting of 22 member fleets representing 1,200 New York City medallions.

         John L. Acierno, age 41, has been a director of Elk since October 1997, and he has been a director of Ameritrans since its inception. Mr. Acierno has served as president of Executive Charge Inc. and its affiliated companies for the last ten years. During that time, Executive Charge Inc. has become the largest executive sedan operation in the United States with over 1,100 vehicles servicing the greater New York Metropolitan area. His background includes practicing law as a labor attorney for Proskauer Rose and serving as counsel for R.H. Macy & Co. Mr. Acierno was the founder, and served as president for six years, of the Black Car Assistance Corporation, the organization which serves as the New York black car industry association. He was named International Taxicab and Limousine Association Premium Service Operator of the Year for 1996. Mr. Acierno graduated Phi Beta Kappa from Tufts University, and Cum Laude from Cornell Law School.

         John R. Laird, age 57, has been a director of Elk since January 1999, and he has been a director of Ameritrans since its inception. Mr. Laird has been a private investor since 1994, when he retired from Shearson Lehman Brothers Inc. ("Shearson"). Mr. Laird served as President and Chief Executive Officer of Shearson Lehman Brothers Division of Shearson and as a member of the Shearson Executive Committee from 1992 to 1994. Mr. Laird was also Chairman and Chief Executive Officer of The Boston Company, a subsidiary of Shearson, from 1990 until its sale by Shearson in 1993. From 1977 to 1989, Mr. Laird was employed by American Express in various capacities including Senior Vice President and Treasurer. He also is and has been a member of boards of various cultural and philanthropic organizations, including, but not limited to, the Corporate Advisory Committee of the Boston Museum of Fine Arts and the Board of Overseers for the Boston Symphony Orchestra. Mr. Laird received a B.S. in finance and an M.B.A. from Syracuse University and attended the Advanced Management Program at Harvard Business School.

         Howard F. Sommer, age 59, has been a director of Elk since January 1999, and he has been a director of Ameritrans since its inception. Mr. Sommer has been President and Chief Executive Officer of New York Community Investment Company L.L.C., an equity investment fund providing long-term capital to small business throughout the State of New York, since 1995. He has also been a director of York Research Corp. since September 1997. Mr. Sommer was President of Fundex Capital Corporation from 1978 to 1995, and Executive Vice President of U.S. Capital Corporation from 1973 to 1995 and of Liberty Financial Corp. from May 1994 through September 1995. He worked in management consulting from 1971 to 1973, and held various positions at IBM and Xerox Corporations.

Compliance with Section 16(a) of the 1934 Act

         Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires Elk's officers and directors, and persons who own more than 10% of Elk's Common Stock, to file initial reports of beneficial ownership and changes in beneficial ownership with the SEC and to furnish Elk with copies of all reports filed.

         Based solely on a review of the forms furnished to Elk, or written representations from certain reporting persons, Elk believes that all persons who were subject to Section 16(a) in fiscal 1999 complied with the filing requirements.

Committees of the Board and Meeting Attendance.

         The Audit Committee is comprised of Paul Creditor, John Acierno, and Gary Granoff. The function of the Audit Committee is to review the internal accounting control procedures of Elk, review the consolidated financial statements of Elk and review with the independent public accountants the results of their audit.

         The 1998 Employee Plan Committee consists of Messrs. Sabesan, Kaplan, Creditor, and Acierno. The function of the 1998 Employee Plan Committee is to administer Elk's 1998 Employee Plan.

         The Holding Company Committee consists of Steven Etra and Lee Forlenza. The purpose of the Holding Company Committee is to oversee the formation and capitalization of, and the transactions with, Ameritrans.

         The Board of Directors does not have standing nominating or compensation committees. The Board of Directors held four formal meetings during fiscal 1999. Mr. Acierno attended 25% of the Board meetings and all committee meetings, Mr. Kaplan attended 50% of the Board meetings and all committee meetings, and each other director attended 100% of the meetings of the Board of Directors and all committees of the Board on which he or she served.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth certain compensation information for the fiscal year ended June 30, 1999 for Elk's (i) Chief Executive Officer and (ii) Elk's four most highly compensated executive officers, other than the Company's Chief Executive Officer, whose total annual salary and bonus exceed $100,000 (the "Named Executive Officers").

         Officers' salaries constitute a major portion of Elk's total "management fee compensation," which must be approved by the SBA. The SBA has approved total officer and employee compensation of $648,000 for Elk for fiscal 1999. This amount includes officers' salaries, other salaries, and employee benefits.

                                            Summary Compensation Table

                                                                                                                 Long Term
                                                                                                                Compensation
                                                                                                             (Shares of Common
                                                                                        Other Annual        Stock issuable upon
Name and Principal Position                Salary($)          Bonus($)                Compensation($)       exercise of options)
---------------------------                ---------          --------                ---------------       --------------------
Gary C. Granoff, President and             225,712                                         44,000(1)             30,000(3)
Chairman of the Board of Directors

Ellen M. Walker, Vice President,           103,917                                         15,000(2)             20,000(3)
General Counsel and Director

                                                                            Long Term
                                                                          Compensation
                                                                        (Shares of Common
                                                                       Stock issuable upon
                                            Directors Fees($)         exercise of options)
                                            -----------------         --------------------
Lee A. Forlenza, Vice President and             51,750(4)                   17,500(3)
Director

Steven Etra, Vice President and                  5,000(5)                   17,500(3)
Director

Marvin Sabesan, Director                         5,000                       5,556(6)

Paul Creditor, Director                          5,000                       5,556(6)

Allen Kaplan, Director                           5,000                       5,556(6)

John L. Acierno, Director                        3,500                       5,556(6)

John R. Laird, Director                          3,250

Howard F. Sommer                                 3,250

-----------
(1) Consists of $20,000 of reimbursed expenses and a $24,000 contribution to Elk's Simplified Employee Pension Plan ("SEP").

(2)      Consists of a $15,000 contribution to the SEP.

(3) Consists of shares issuable upon the exercise of options granted under Elk's 1998 Employee Incentive Stock Option Plan (the "1998 Employee Plan").

(4) Includes $45,000 of salary and a $6,750 contribution to the SEP paid to Mr. Forlenza in his capacity as an officer of Elk.

(5) Includes $2,500 of salary paid to Mr. Etra in his capacity as an officer of Elk and $2,500 of director's fees paid to Mr. Etra prior to his appointment as an officer of Elk

(6) Consists of shares issuable upon the exercise of options granted under Elk's 1998 Non-Employee Director Stock Option Plan (the "1998 Director Plan").

         No cash bonuses were paid to any officers in fiscal 1999. Salary increases were authorized for Gary C. Granoff ($15,000), Ellen M. Walker ($10,000) and Lee A. Forlenza ($5,000), effective July 1, 1999. The other officers are receiving, in the aggregate, the same compensation from Elk and/or Ameritrans as was paid by Elk as of the end of the fiscal year ended June 30, 1999. However, if the Share Exchange is completed, it is anticipated that future compensation will be allocated between Elk and Ameritrans, based upon factors determined by their respective Boards of Directors. The Boards of Directors may increase such compensation, in the form of salary increases or bonuses, for the fiscal year ending June 30, 2000.

         Elk has a policy of paying its directors who are not employees fees of $750 for each meeting attended. Elk pays each non-affiliated director a minimum fee of $2,000 per year in addition to the fees paid for each meeting attended. Eligible non-employee directors are entitled to participate in Elk's 1998 Director Plan. The non-employee directors receive no other compensation for their services to Elk.

         Employee directors of Elk are eligible to participate in Elk's Simplified Employee Pension Plan and its 1998 Employee Plan. Elk does not provide any other pension or retirement plan with respect to its directors or employees.

         The following table sets forth certain information regarding options granted during the fiscal year ended June 30, 1999 by Elk to the following Named Executive Officers:

                                                Option Grants -- Individual Grants

                                                                                        Potential Realizable
                            Number of        Percent of                                   Value at Assumed
                           Securities      Total Options                               Annual Rates of Stock
                           Underlying        Granted to      Exercise                  Price Appreciation for
                             Options        Employees in       Price      Expiration       Option Term(2)
Name                       Granted(#)       Fiscal Year    ($/share)(1)      Date         5%($)       10%($)
----                       ----------      -------------   ------------   ----------   ----------------------
Gary C. Granoff              30,000            30.0%           9.77         1/11/04       47,400     136,800

Ellen M. Walker              20,000            20.0%           8.88         1/11/09      112,400     284,400



                        Aggregated Option Exercises in the Last Fiscal Year and Year-End Option Values
                                                 Unexercised       Value of In-The-
                          Shares Acquired      Options at Year     Money Options at
Name                        on Exercise              End             Year End(1)
----                      ---------------      ---------------     -----------------

Gary C. Granoff                  0                  30,000              $51,000

Ellen M. Walker                  0                  20,000              $40,400

--------------


(1)      All the options are currently exercisable.

Report of the Board of Directors as to Compensation Matters

         The objectives of Elk's executive compensation program are to establish compensation levels designed to enable Elk to attract, retain and reward executive officers who contribute to the long-term success of Elk so as to enhance stockholder value. The Board of Directors makes decisions each year regarding executive compensation, including annual base salaries and bonus awards, and the 1998 Employee Plan Committee, consisting of non-interested directors, will make decisions each year regarding stock option grants. Option grants are key components of the executive compensation program and are intended to provide executives with an equity interest in Elk so as to link a meaningful portion of the compensation of Elk's executives with the performance of Elk's Common Stock. This report is submitted by the full Board of Directors and addresses the compensation policies for fiscal 1999 as they affected Gary C. Granoff, in his capacity as the Chief Executive Officer of the Company, as well as each of Elk's other officers.

Compensation Philosophy

         Elk's executive compensation philosophy is based on the belief that competitive compensation is essential to attract, motivate and retain highly qualified and industrious employees. Elk's policy is to provide total compensation that is competitive for comparable work and comparable corporate performance. The compensation program includes both motivational and retention-related compensation components. Bonuses may be included to encourage effective performance relative to current plans and objectives. Stock options are included to help retain productive people and to more closely align their interests with those of stockholders.

         In executing its compensation policy, Elk seeks to relate compensation with Elk's financial performance and business objectives, reward high levels of individual performance and tie a significant portion of total executive compensation to both the annual and long-term performance of Elk. While compensation survey data are useful guides for comparative purposes, Elk believes that a successful compensation program also requires the application of judgment and subjective determinations of individual performance, and to that extent the Board of Directors applies judgment in reconciling the program's objectives with the realities of retaining valued employees.

Executive Compensation Program

         Annual compensation for Elk's executives consists of two principal elements: cash compensation, consisting of salaries and bonuses, and stock options.

         Cash Compensation

         In setting the annual base salaries for Elk's executives, the Board of Directors reviews the aggregate salary and bonus compensation for individuals in comparable positions with other companies, including competitors of Elk, and adjusts such amounts to reflect individual performance. Many of these companies are specialty finance companies. Elk also regularly compares the salary levels of its executive officers with other leading companies.

         Increases in annual base salary are based on a review and evaluation of the performance of the activity for which the executive has responsibility, the impact of that activity on Elk and the skills and experience required for the job, coupled with a comparison of these elements with similar elements for other executives both inside and outside Elk.

         Cash bonuses are tied directly to Elk's financial performance and the contribution of the executive to such performance.

         Equity Ownership

         Executive officer compensation also includes long-term incentives afforded by options to purchase shares of Common Stock. The purposes of Elk's stock ownership program are to (i) highlight and reinforce the mutuality of long-term interests between employees and the stockholders and (ii) to assist in the attraction and retention of critically important key executives, managers and individual contributors who are essential to Elk's growth and development.

         Elk's stock option plans were adopted in 1998. The purpose of these plans is to orient Elk's executive officers and non-employee directors to longer term success. The options granted to date under the 1998 Employee Plan were granted to persons who had been associated with Elk for at least five (5) years and, consequently, were immediately vested in full. Options granted in the future under the 1998 Employee Plan (or the Ameritrans 1999 Employee Plan, if the Share Exchange is completed) may be immediately vesting or may vest of a period of years after the date of grant. If employees leave Elk before then end of these vesting periods, they would forfeit the unvested portions of these awards.

         The number of shares of Common Stock subject to option grants under the 1998 Employee Plan is generally intended to reflect the significance of the executive's current and anticipated contributions to Elk. The exercise price of options granted by the Company is required under the 1940 Act to equal not less than 100% of the fair market value per share on the date of grant (110% for options granted to any holder of 10% or more of Elk's outstanding Common Stock). Prior to determining the 1999 option grants to Elk's executives, the Board of Directors considered the equity compensation policies of competitors and other companies, both privately held and publicly traded, with comparable capitalizations. The value realizable from exercisable options is dependent upon the extent to which Elk's performance is reflected in the price of Elk's Common Stock at any particular point in time. However, the decision as to whether such value will be realized through the exercise of an option in any particular year is primarily determined by each individual within the limits of the vesting schedule and not by the Board of Directors.

         The grant of options under the 1998 Director Plan and the Ameritrans 1999 Director Plan is automatic.

Simplified Employee Pension Plan

         In 1996, Elk adopted a simplified employee pension plan covering all eligible employees of Elk. Contributions to the plan are at the discretion of the Board of Directors. During the fiscal year ended June 30, 1999, contributions amounted to $64,137.

Gary C. Granoff's Fiscal 1999 Compensation

         The Board of Directors has set Gary C. Granoff's total annual compensation at a level it believes to be competitive with the chief executive officers of similarly capitalized specialty finance companies. Gary C. Granoff, in his capacity as Chief Executive Officer, is eligible to participate in the same executive compensation program available to Elk's other senior executives.

Interlocks and Insider Participation

     Elk does not currently have a compensation committee, and the Board of Directors as a whole considers executive compensation matters. Each of Messrs. Granoff, Forlenza and Etra and Ms. Walker, all of whom are executive officers and directors of Elk, is an "interested person" as such term is defined in
Section 2(a)(19) of the 1940 Act.

Stock Performance Graph

         Although Elk's Common Stock is listed on the Nasdaq SmallCap Market since June 1988 and traded in the over-the-counter market prior to that time, trading in Elk's Common Stock has been extremely limited, making it difficult to meaningfully compare the performance of Elk's Common Stock to that of other similar companies or a broad market index. Therefore, Elk has not included a stock performance graph.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth certain information as to (i) those persons who, to Elk's knowledge, owned 5% or more of its outstanding Common Stock as of June 30, 1999, (ii) each of Elk's directors, and (iii) all of Elk's officers and directors as a group. Except as set forth below, the address of each person listed below is the address of Elk.

                                       Shares of Common
                                      Stock Beneficially     Percentage of Outstanding
Name                                        Owned               Common Stock Owned
----                                  -------------------    --------------------------
*Gary C. Granoff                           350,708(1)                19.0%

*Ellen M. Walker                            57,374(2)                 3.1%

*Lee A. Forlenza                            48,095(3)                 2.6%

Steven Etra                                133,016(4)                 7.2%
55-25 58th Street
Maspeth, NY

Marvin Sabesan                              84,417(5)                 4.8%
c/o  Pearl River Textiles, Inc.
57 West 38th Street
New York, NY

                                       Shares of Common
                                      Stock Beneficially     Percentage of Outstanding
Name                                        Owned               Common Stock Owned
----                                  -------------------    --------------------------
Paul Creditor                                7,556(6)                  **
747 Third Avenue, Suite 4C
New York, NY

Allen Kaplan                                10,556(7)                  **
c/o  Team Systems, Inc.
30-17 40th Avenue
Long Island City, NY

John L. Acierno                              5,556(8)                  **
c/o  Executive Charge, Inc.
1440 39th Street
Brooklyn, NY

John R. Laird                                  100                     **
481 Canoe Hill Road
New Canaan, CT

Howard F. Sommer                              ----                     **
New York Community Investment
Co., LLC
120 Broadway
New York, NY

Dan M. Granoff                             155,979(9)                 8.9%
Children's Hospital
Oakland Research Institute
747 52nd Street
Oakland, CA

Alexander Nash                             103,750(10)                5.9%
20 West Lincoln Avenue
Valley Stream, NY

Paul D. Granoff                            143,179(11)                8.2%
c/o  Rush-Copley Medical Center
1900 Ogden Avenue
Aurora, IL

All Officers and Directors as a            726,890(12)               38.9%
group (12 persons)

-----------


* Gary C. Granoff, Ellen Walker, and Lee A. Forlenza are each "interested persons" with respect to Elk, as such term is defined in the 1940 Act.

**       Less than 1%.

(1) Excludes (i) 24,933 shares owned directly or indirectly by Mr. Granoff's wife, as to which he disclaims beneficial ownership and (ii) 10,500 shares owned by one of Mr. Granoff's sons, as to which shares he does not exercise any control and disclaims beneficial ownership. Includes (i) 10,900 shares owned by The Granoff Family Foundation, a charitable foundation of which Mr. Granoff and his father, mother, and brother, Dan M. Granoff, are trustees; (ii) 35,321 shares held by Mr. Granoff as trustee for his children and other family members; (iii) 261 shares held by GCG Associates Inc., a corporation owned by Mr. Granoff;
         (iv) 76,084 shares owned by DAPARY Management Corp., a corporation controlled by Mr. Granoff and (v) 30,000 shares issuable upon the exercise of five-year options issued under the 1998 Employee Plan.

(2)      Includes (i) 200 shares held by Ms. Walker as custodian for her son;
         (ii) 22,800 shares held by various trusts of which Ms. Walker is a trustee and as to which she disclaims beneficial ownership (Mr. Granoff retains a reversionary interest in 21,000 of such shares), and (iii) 20,000 shares issuable upon the exercise of ten-year options issued under the 1998 Employee Plan.

(3) Includes 17,500 shares issuable upon the exercise of ten year options issued under the 1998 Employee Plan.

(4) Includes (i) 29,022 shares held by Mr. Etra and his wife as joint tenants; (ii) 27,000 shares held by Mr. Etra's wife; (iii) 1,500 shares held by Mr. Etra's son; (iv) 10,000 shares held by SRK Associates LLC, a limited liability company controlled by Mr. Etra, (v) 10,000 shares held by Lance's Property Development Corp. Pension Plan, of which Mr. Etra is a trustee and (vi) 17,500 shares issuable upon the exercise of ten-year options issued under the 1998 Employee Plan.

(5) Includes 21,387 shares held by Mr. Sabesan and his wife as joint tenants and 28,551 shares held by his wife. Mr. Sabesan disclaims beneficial ownership as to the 28,551 shares held by his wife. Also includes 5,556 shares issuable upon the exercise of ten-year options issued under the 1998 Director Plan.

(6) Includes 5,556 shares issuable upon the exercise of ten-year options issued under the 1998 Director Plan.

(7) Includes 5,556 shares issuable upon the exercise of ten-year options issued under the 1998 Director Plan.

(8) Consists of 5,556 shares issuable upon the exercise of ten-year options issued under the 1998 Director Plan.

(9)      Includes (i) 10,900 shares owned by a charitable foundation, of which
         N. Henry Granoff, his wife, Jeannette Granoff, Gary C. Granoff and Dr. Dan M. Granoff are the trustees, and (ii) 2,800 shares held in an IRA rollover account for the benefit of Dr. Granoff.

(10) Includes (i) 6,500 shares held by Dr. Nash as custodian for his daughter and (ii) 58,650 shares held by his wife, as to which shares Dr. Nash disclaims beneficial ownership.

(11) Includes 40,049 shares held by Dr. Paul Granoff directly, 77,630 held by Granoff Family Partners Ltd. of which Dr. Granoff is a general partner, and 25,500 shares held by the Granoff Pediatric Associates Profit Sharing Plan. Excludes 14,127 shares held by Dr. Granoff's wife as to which shares he disclaims beneficial ownership.

(12) Includes 100,000 shares issuable upon the exercise of 30,000 five-year and 70,000 ten-year options issued under the 1998 Employee Plan and 22,224 shares issuable upon the exercise of ten-year options issued under the 1998 Director Plan.

         Except pursuant to applicable community property laws or as described above, each person listed in the table above has sole voting and investment power, and is both the owner of record and the beneficial owner of his or her respective shares.

         Persons listed above, for as long as they continue to be officers and/or directors of Elk or to hold 5% percent or more of Elk's outstanding Common Stock, will be deemed "affiliated persons" of Elk, as such term is defined in the 1940 Act.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Elk pays legal fees, on a fixed or hourly basis, for loan closing services relating to loans other than New York taxi and radio car loan closings to Granoff, Walker & Forlenza, P.C. ("Granoff, Walker"), whose stockholders are officers and directors of Elk. Such services related to New York taxi and radio car loans are provided by the officers and employees of Elk. Elk paid Granoff, Walker fees of $62,987 during the fiscal year ended June 30, 1999. Elk generally charges its borrowers loan origination fees to generate income to offset the legal fees paid by Elk for loan closing services.

         Elk also rents office space from Granoff, Walker and share certain office expenses with that firm. For the fiscal year ended June 30, 1999, Elk paid $39,600 in rent and $85,138 in shared overhead expenses. For the year ending June 30, 2000, Elk has agreed to pay $39,600 in rent and a minimum of $59,400 in expenses and $22,000 for other shares expenses, which amount is subject to adjustment if actual expenses vary.

         During the fiscal year ended June 30, 1998, Granoff, Walker exercised an option in its lease, at Elk's request, and rented an additional 1,800 square feet of office space contiguous with its offices at a below market rent (the "Additional Space"). Until Elk requires the Additional Space, the law firm sublets the Additional Space to outside tenants under short-term arrangements. In the event all or a portion of the Additional Space is vacant, Elk's Board of Directors has agreed to reimburse the law firm for the additional rent due. The estimated maximum amount of rent for which Elk would be responsible is $58,000 per year, less any sublet rental income received from the outside tenants. At present, the Additional Space is fully occupied, thus requiring no reimbursement payment from Elk, although some liability under the reimbursement obligation may occur in the future. In the event Elks's operations expand, Elk could occupy all or part of the Additional Space without the inconvenience and expense of having to relocate its offices.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..................................................... F-11-25

Note: The Consolidated Financial Statements set forth below are in all respects identical to the Consolidated Financial Statements contained in the Elk Form 10-K, as filed September 28, 1999, except that the first paragraph of "Note 6 -- Notes Payable to Banks" and paragraph (b) of "Note 15 - Subsequent Events" have been revised to correct typographical errors.

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

         (b) Non-Employee Directors Stock Option Plan

         On August 31, 1999, the SEC approved a Non-Employee Directors Stock Option Plan with an aggregate of 75,000 options authorized for issuance. On this same date, 22,224 options were granted to non-employee directors with an exercise price to be determined by the Board of Directors.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ELK ASSOCIATES FUNDING CORPORATION

                                By: /s/ Gary C. Granoff
                                    --------------------------------------------
                                    Gary C. Granoff, President, Chief Executive,
                                    Financial and Accounting Officer

Dated: October 28, 1999