Form 10-Q
period 1999-09-30
ELK ASSOCIATES FUNDING CORP
filed 1999-11-15
CIK 723108

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
         ___________

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

                              Yes [X]          No [  ]

         The number of shares of Common Stock, par value $.01 per share, outstanding as of November 12, 1999: 1,745,600

                       ELK ASSOCIATES FUNDING CORPORATION

                                    FORM 10-Q

                                Table of Contents

                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION..................................................1

     ITEM 1.  FINANCIAL STATEMENTS............................................1
              CONSOLIDATED BALANCE SHEETS September 30, 1999
                   (Unaudited) and June 30, 1999..............................2
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   For the Three Months Ended September 30, 1999 and 1998.....4
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   For the Three Months Ended September 30, 1999 and 1998.....5
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS.......................15

PART II OTHER INFORMATION....................................................19

     ITEM 5.  OTHER INFORMATION..............................................19

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................19

     SIGNATURES..............................................................21

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The consolidated balance sheet of Elk Associates Funding Corporation ("Elk") as of September 30, 1999, the related statements of operations, and cash flows for the three months ended September 30, 1999 and September 30, 1998 included in
Item 1 have been prepared by Elk, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Elk's financial position and results of operations. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in Elk's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1999 as filed with the Commission.

                ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                September 30, 1999 (Unaudited) and June 30, 1999

                                     ASSETS

                                                        September 30, 1999      June 30, 1999
                                                        ------------------       ------------

Loans receivable ...................................       $ 53,719,005        $ 51,103,932
Less: allowance for loan losses ....................           (380,000)           (380,000)
                                                           ------------        ------------

                                                             53,339,005          50,723,932
Cash and cash equivalents ..........................                925             542,290
Accrued interest receivable ........................            783,050             714,626
Assets acquired in satisfaction of loans ...........            612,491             612,491
Receivables from debtors on sales of assets acquired
    in satisfaction of loans .......................            401,646             409,939
Equity securities ..................................            939,386             909,386
Furniture, fixtures and leasehold improvements, net             137,692             105,440
Prepaid expenses and other assets ..................            688,244             492,697
                                                           ------------        ------------

                    TOTAL ASSETS ...................       $ 56,902,439        $ 54,510,801
                                                           ============        ============


   The accompanying notes are an integral part of these financial statements.

                ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                September 30, 1999 (Unaudited) and June 30, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 September 30, 1999     June 30, 1999
                                                                 ------------------     -------------

LIABILITIES
        Debentures payable to SBA ..........................         $ 8,880,000         $ 8,880,000
        Notes payable, banks ...............................          33,350,000          31,000,000
        Accrued expenses and other liabilities .............             293,807             223,458
        Accrued interest payable ...........................             303,689             354,918
        Dividends payable ..................................             314,208             314,208
                                                                     -----------         -----------

             TOTAL LIABILITIES .............................          43,141,704          40,772,584
                                                                     -----------         -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
        Common stock, $.01 par value: 3,000,000 shares
         authorized; 1,745,600 shares issued and outstanding,             17,456              17,456
        Additional paid-in-capital .........................          13,375,144          13,197,277
        Restricted capital .................................              79,049             256,916
        Retained earnings ..................................              27,332               4,815
        Accumulated other comprehensive income .............             261,754             261,753
                                                                     -----------         -----------

             TOTAL STOCKHOLDERS' EQUITY ....................          13,760,735          13,738,217
                                                                     -----------         -----------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....         $56,902,439         $54,510,801
                                                                     ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

             For the Three Months Ended September 30, 1999 and 1998


                                                     For the                      For the
                                                Three Months Ended           Three Months Ended
                                                September 30, 1999           September 30, 1998
                                                ------------------           ------------------
INVESTMENT INCOME
     Interest on loans receivable                   $1,404,270                    $1,217,105
     Fees and other income                             114,561                       131,562
                                                    ----------                    ----------
       TOTAL INVESTMENT INCOME                       1,518,831                     1,348,667
                                                    ----------                    ----------
OPERATING EXPENSES
     Interest                                          727,184                       574,132
     Salaries and employee benefits                    145,009                       138,453
     Legal fees                                         94,968                        92,335
     Miscellaneous administrative expenses             196,676                       193,522
     Loss on assets acquired in
        satisfaction of loans, net                          59                         1,815
     Directors' fee                                     15,000                         8,750
     Bad debt expense                                      -0-                        29,075
                                                    ----------                    ----------
TOTAL OPERATING EXPENSES                             1,178,896                     1,038,082
                                                    ----------                    ----------
OPERATING INCOME                                       339,935                       310,585
                                                    ----------                    ----------
       NET INCOME BEFORE INCOME TAXES                  339,935                       310,585

INCOME TAXES                                             3,211                         5,363
                                                    ----------                    ----------
       NET INCOME                                   $  336,724                    $  305,222
                                                    ==========                    ==========
WEIGHTED AVERAGE SHARES OUTSTANDING
 - Basic                                             1,745,600                     1,745,600
                                                    ==========                    ==========
 - Diluted                                           1,749,894                     1,745,600
                                                    ==========                    ==========

NET INCOME PER COMMON SHARE
 - Basic                                                 .1929                         .1749
                                                    ==========                    ==========
 - Diluted                                               .1924                         .1749
                                                    ==========                    ==========



   The accompanying notes are an integral part of these financial statements.

                ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

             For the Three Months Ended September 30, 1999 and 1998


                                                                          For the               For the
                                                                     Three Months Ended   Three Months Ended
                                                                     September 30, 1999   September 30, 1998
                                                                     ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income .................................................        $   336,724            $   305,222
                                                                        -----------            -----------

    Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation and amortization ..........................             10,990                  8,645
        Increase in accrued interest receivable ................            (68,424)               (75,312)
        Increase in prepaid expenses and other assets ..........           (195,547)               (47,136)
        Increase in accrued expenses and other liabilities .....             70,349                 87,955
        Increase (decrease) in accrued interest payable ........            (51,229)                   632
                                                                        -----------            -----------

             TOTAL ADJUSTMENTS .................................           (233,861)               (25,216)
                                                                        -----------            -----------

             NET CASH PROVIDED BY OPERATING ACTIVITIES .........            102,863                280,006
                                                                        -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Net change in loans receivable, assets acquired in
            satisfaction of loans and receivables from debtors
            on sales of assets acquired in satisfaction of loans         (2,606,780)            (3,827,045)
        Purchases (sales) of equity securities .................            (30,000)              (120,947)
        Acquisition of furniture, fixtures and leasehold
            improvements .......................................            (43,240)                (8,089)
                                                                        -----------            -----------

             NET CASH USED IN INVESTING ACTIVITIES .............         (2,680,020)            (3,956,081)
                                                                        -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from notes payable, banks, net ................          2,350,000              2,810,000
        Dividends paid .........................................           (314,208)              (314,208)
                                                                        -----------            -----------

             NET CASH PROVIDED BY FINANCING ACTIVITIES .........        $ 2,035,792            $ 2,495,792
                                                                        -----------            -----------


   The accompanying notes are an integral part of these financial statements.

                ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED), Continued

             For the Three Months Ended September 30, 1999 and 1998

                                                     For the                 For the
                                                Three Months Ended     Three Months Ended
                                                September 30, 1999     September 30, 1998
                                                ------------------     ------------------

NET (DECREASE) INCREASE IN CASH AND CASH
            EQUIVALENTS ................            $ (541,365)             ($1,180,283)
CASH AND CASH EQUIVALENTS - Beginning ..               542,290                1,755,429
                                                    ----------              -----------

CASH AND CASH EQUIVALENTS - Ending .....            $      925               $  575,146
                                                    ==========              ===========


   The accompanying notes are an integral part of these financial statements.

                ELK ASSOCIATES FUNDING CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

   The Company makes loans to taxi owners to finance the acquisition and operation of the medallion taxi businesses and related assets, and to other small businesses in the New York City, Chicago, Miami, and Boston markets.

   Loans and the Allowance for Loans Losses

   Loans are stated at cost, net of participation with other lenders, less an allowance for possible losses. This amount represents the fair value of such loans as determined in good faith by the Board of Directors. The allowance for loan losses is maintained at a level that, in the Board of Directors' judgement, is adequate to absorb losses inherent in the portfolio. The allowance for loan losses is reviewed and adjusted periodically by the Board of Directors on the basis of available information, including the fair value of the collateral held, existing risk of individual credits, past loss experience, the volume, composition and growth of the portfolio, and current and projected economic conditions. Because of the inherent uncertainty in the estimation process, the estimated fair values of the loans may differ significantly from the values that would have been used had a ready market existed for such loans and the differences could be material. As of September 30, 1999 and June 30, 1999 approximately 79% of all loans are collateralized by New York City, Boston, Chicago, and Miami taxicab medallions.

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

   Loans Receivable

   Loans are placed on nonaccrual status once they become 180 days past due as to principal or interest. In addition, loans that are not fully collateralized and in the process of collection are placed on nonaccrual status when, in the judgment of management, the ultimate collectibility of interest and principal is doubtful.

   Cash and Cash Equivalents

   For the purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

   The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of September 30, 1999 and June 30, 1999.

   Income Taxes

   The Company has elected to be taxed as a Regulated Investment Company under the Internal Revenue Code. A Regulated Investment Company will generally not be taxed at the corporate level to the extent its income is distributed to its stockholders. In order to be taxed as a Regulated Investment Company, the Company must pay at least 90 percent of its net investment company taxable income to its stockholders as well as meet other requirements under the Code. In order to preserve this election for fiscal 2000, the Company intends to make the required distributions to its stockholders in accordance with applicable tax rules.

   Depreciation and Amortization

   Depreciation and amortization of furniture, fixtures and leasehold improvements is computed on the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives.

   Net Income per Share

   During the year ended June 30, 1998, the Company adopted the provision of Statements of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year end. Common stock equivalents have been excluded from the weighted-average shares for 1998 and 1997, as inclusion is anti-dilutive. At September 30 , 1999 the Company had 122,224 options outstanding, of which 30,000 options are considered anti-dilutive and 92,224 options are dilutive and resulted in common stock equivalents of 4,294 shares. At June 30, 1999, the Company had 100,000 options outstanding, of which 30,000 are considered anti-dilutive and 70,000 options are dilutive and resulted in common stock equivalents of 5,084 shares.

   Loan Costs

   Loan costs are included in prepaid expenses and other assets. Amortization of loan costs is computed on the straight-line method over ten (10) years. At September 30, 1999 and June 30, 1999, loan costs amounted to $123,217 and $129,331, respectively, net of accumulated amortization of $120,764 and $114,650, respectively.

   Assets Acquired in Satisfaction of Loans

   Assets acquired in satisfaction of loans are carried at estimated fair value less selling costs. Losses incurred at the time of foreclosure are charged to the allowance for loan losses. Subsequent reductions in estimated net realizable value are recorded as losses on assets acquired in satisfaction of loans.

   Basis of consolidation

   The consolidated financial statements include the accounts of EAF Holding Corporation ("EAF"), a wholly owned subsidiary of the Company. All intercompany transactions have been eliminated. EAF was formed in June, 1992 and began operations in December, 1993. The purpose of EAF is to own and operate certain real estate assets acquired in satisfaction of loans.

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

   Comprehensive Income

   During the year ended June 30, 1999, the Company adopted SFAS No. 130 "Reporting Comprehensive Income". SFAS 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

   Stock-Based Compensation

   In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. SFAS 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provisions of APB 25.

   Business Segment

   During the year ended June 30, 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of A Business Enterprise". SFAS No. 131 establishes standards for the way the public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statement regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that under SFAS No. 131, it operates in one segment of financing services. The Company's customers and operations are within the United States.

   Loan Sales and Servicing Fee Receivable

   SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in June 1996. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of finanical assets be initially measured at fair value. SFAS 125 also requires that servicing assets be measured by allocating the carrying amount between the assets sold and retained interest based on their relative fair values at the date of transfer. Additionally, this statement requires that the servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and
(b) assessment for asset impairment or increased obligation based on their fair values. SFAS 125 also requires the Company's excess servicing rights be measured at fair market value and reclassified as interest only receivables and accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As required by SFAS 125, the Company adopted in the new requirements effective January 1, 1997. Implementation of SFAS 125 did not have any material impact on the financial statements of the Company.

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

NOTE 2 -- Debentures Payable to SBA

   At September 30, 1999 and June 30, 1999 debentures payable to the SBA consist of subordinated debentures with interest payable semiannually, as follows:

                                                Current
                                               Effective            Principal
Issue Date            Due Date               Interest Rate            Amount
----------            --------               -------------          ---------

September 1993        September 2003             6.12(1)           $1,500,000
September 1993        September 2003             6.12               2,220,000
September 1994        September 2004             8.20               2,690,000
December 1995         December 2005              6.54               1,020,000
June 1996             June 2006                  7.71               1,020,000
March 1997            March 2007                 7.38(2)              430,000
                                                                    ---------
                                                                   $8,880,000
                                                                    =========

(1)  Interest rate was 3.12%from inception through September 1998

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

NOTE 3 -- Notes Payable to Banks

   At September 30, 1999 and June 30, 1999, the Company had loan agreements with three (3) banks for lines of credit aggregating $40,000,000 and $35,000,000 respectively. At September 30, 1999 and June 30, 1999, the Company had $33,350,000 and $31,000,000, respectively, outstanding under these lines. The loans, which mature through December 31, 1999, bear interest based on the Company's choice of the lower of either the reserve adjusted LIBOR rate plus 150 basis points or the bank's prime rates including certain fees which make the effective rates range from approximately prime minus 1/4% to prime minus 1/2%. Upon maturity, the Company anticipates extending the lines of credit for another year, as has been the practice in previous years.

   Pursuant to the terms of the agreements the Company is required to comply with certain terms, covenants and conditions. The Company pledged its loans receivable and other assets as collateral for the above lines of credit and were not required to maintain compensating balances.

NOTE 4 -- Preferred Stock

   Pursuant to a preferred stock repurchase agreement dated November 10, 1994, the Company repurchased all cumulative preferred stock from the SBA for $3.50 per share, or an aggregate $1,915,449. As a condition precedent to the repurchase, the Company granted the SBA a liquidating interest in a newly established restricted capital surplus account. The surplus account is equal to the amount of the net repurchase discount. The initial value of the liquidating interest was $3,557,261, which is being amortized over a 60-month period on a straight-line basis. Should the Company be in default under the repurchase agreement at any time, the liquidating interest will become fixed at the level immediately preceding the event of default and will not decline further until such time as the default is cured or waived. The liquidating interest shall expire on (i) sixty months from the date of the repurchase agreement, or (ii) if any event of default has occurred and such default has been cured or waived, such later date on which the liquidating interest is fully amortized. Should the Company voluntarily or involuntarily liquidate prior to the amortization of the liquidating interest, any assets which are available, after the payment of all debts of the Company, shall be distributed first to the SBA until the fair market value of such assets is equal to the amount of the liquidating interest. Such payment, if any, would be prior in right to any payments made to the Company's stockholders. The amount restricted under this agreement at September 30, 1999 and June 30, 1999 was approximately $79,049 and $256,916, respectively.

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

   In September 1998, the stockholders of the Company approved and in February 1999 the SBA approved an amendment to the Certification of Incorporation of the Company eliminating all of the authorized Series A and Series B preferred stock of the Company. This amendment to the Certificate of Incorporation was filed and became effective on May 21, 1999.

NOTE 5 -- Common Stock

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

   On October 14, 1999, the Company declared a cash dividend of $0.18 per common share, for a total of $314,208 which was paid on October 20, 1999.

NOTE 6 -- Income Taxes

   The provision for income taxes (benefit) for the periods ended September 30, 1999 and June 30, 1999, consists of the following:

                            September 30, 1999         June 30, 1999
                            ------------------         -------------

Federal                          $   986                 $ 1,689
State and city                     2,225                  (2,458)
                                 -------                 -------

                                 $ 3,211                 $  (769)
                                 =======                 =======


The above provision represents income taxes incurred on undistributed income for the respective periods.


NOTE 7 -- Commitments and Contingencies

   Interest Rate Swap

   On June 8, 1998, the Company entered into a $10,000,000 interest rate Swap transaction with a bank expiring on June 8, 2001. On October 13, 1998, the Company entered into an additional interest rate Swap transaction with the same bank for $5,000,000 expiring on October 8, 2001. These Swap transaction were entered into to protect the Company from an upward movement in interest rates relating to outstanding bank debt (see Note 3 for terms and effective interest rates). These Swap transaction call for a fixed rate of 5.86% and 4.95%, respectively for the Company if the floating one month LIBOR rate is below the fixed rate then the Company is obligated to pay the bank for the difference in rates. When the one-month LIBOR rate is above the fixed rate then the bank is obligated to pay the Company for the differences in rates.

   Interest Rate Cap

   At March 20, 1997, the Company was a party to one $5 million notional interest rate cap. This cap, which expired on March 20, 1999, was purchased by the Company to protect it from the impact of upward movements in interest rates related to its outstanding bank debt. The cap provided interest rate protection on the event that the three-month LIBOR rate exceeded 6.75 percent. The premium paid for the purchase of this cap was amortized over its life and recorded as an adjustment to interest expense. Payments received under this cap would be credited to interest expense.

   Loan commitments

   At September 30, 1999 and June 30, 1999, the Company had commitments to make loans totaling approximately $2,861,000 and $4,058,000, at interest rates ranging from 8.25% to 18%.

NOTE 8 -- Fair Value of Financial Instruments

   The following disclosures represent the Company's best estimate of the fair value of financial instruments, determined on a basis consistent with requirements of Statement of Financial Accounting Standards, "SFAS" No. 107, "Disclosure about Fair Value of Financial Instruments".

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

   Equity Securities -- The Company's equity securities consist of investments in corporations who own and operate Chicago Taxicab Medallions (71%), two investment advisory firms (2%), a dry cleaner (3%), and Miami Taxicab Medallions (7%) and Telecommunications Company (17%).

   Debentures Payable to Small Business Administration -- The fair value of debentures as of June 30, 1999 and 1998 was approximately $8,989,000 and $9,035,000, respectively, and were estimated by discounting the expected future cash flows using the current rate at which the SBA has extended similar debentures to the Company.

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


NOTE 9 -- Subsequent Events

   (a) Agreement and Plan of Share Exchange

   The Company entered into an Agreement and Plan of Share Exchange with Ameritrans Capital Corporation, a newly-formed Delaware corporation ("Ameritrans") by the stockholders of the Company, pursuant to which each outstanding share of common stock of the Company would be exchanged for one share of common stock of Ameritrans. Pursuant to this Share Exchange Agreement, the ownership of each outstanding share of the Company's common stock would automatically vest in Ameritrans and the holders of the outstanding shares of the Company's common stock would automatically become entitled to receive one share of Ameritrans' common stock. This agreement has been approved by the board of directors of the Company and is subject to approval by the stockholders of the Company. In addition, Ameritrans has filed Form N-14, a proxy registration statement under the Securities Act of 1993 with the SEC and applied for certain "exemptive" orders to permit Ameritrans to act as a holding company.
The SEC is currently reviewing these filings.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in this section should be used in conjunction with the consolidated Financial Statements and Notes therewith appearing in this report Form 10-Q and the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

General

         Elk's principal activity is making small and medium sized business loans as permitted under the 1958 Act. Historically, Elk's earnings have been derived primarily from net interest income, which is the difference between interest earned on interest-earning assets consisting of small and medium size business loans, and the interest paid on interest-bearing liabilities consisting of indebtedness to Elk's banks and subordinated debentures issued to the SBA. Net interest income is a function of the net interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities, as well as the average balance of interest-earning assets as compared to interest-bearing liabilities. Unrealized depreciation on loans and investments is recorded when Elk adjusts the value of a loan to reflect management's estimate of the fair value, as approved by the Board of Directors. See Note 1 of "Notes to Consolidated Financial Statements."

Results of Operations For the Three Months ended September 30, 1999 and 1998.

         Total Investment Income.

         Elks investment income for the three months ended September 30, 1999 increased to $1,518,831 from $1,348,667 or (12.6%) as compared with the three month period ended September 30, 1998. This increase was mainly due to an increase in the loan portfolio. The portfolio increased from $45,491,059 as of September 30, 1998 to $53,719,005 as of September 30, 1999, as part of the Company's strategy to maximize shareholder rate of return by use of bank debt.

         Operating Expenses

         Interest expenses for the three month period ended September 30, 1999 increased $153,052 ($727,184 vs. $574,132) over the similar period ended September 30, 1998. This increase was mainly due to increased bank borrowings for the period, offset by lower interest rates during the period ended September 30, 1999.

         Other operating expenses for the three months ended September 30, 1999 decreased $12,238 when compared with the similar period ended September 30, 1998. This decrease was mainly due to a decrease in bad debt expense($29,075) offset by minor increases in various other operating expenses.

Balance Sheet and Reserves

         Total assets increased by $2,391,638 as of September 30, 1999, when compared with the balance sheet as of June 30, 1999. This increase was due to management's decision to expand its portfolio in the Chicago Medallion Market, together with increases in the diversified loan portfolio. This expansion was financed by additional bank debt of $2,350,000 incurred in the three month period.

Liquidity and Capital Resources

         To date, Elk has funded its operations through private placements of its securities, bank financing, and the issuance to the SBA of its subordinated debentures.

         In 1994, Elk agreed to repurchase all of the 547,271 outstanding shares of its 3% preferred stock from the SBA for an aggregate price of $1,915,449, representing a discount of 65% from the original issue price of $10 per share. As a condition of the repurchase, Elk granted the SBA a liquidating interest in a newly established restricted capital surplus account (the "Restricted Capital Account"). The Restricted Capital Account is equal to the amount of the net repurchase discount in which the SBA received a liquidating interest, amortized over 60 months ending November 10, 1999. However, if Elk is liquidated or if a material violation of SBA Regulations occurs during the amortization period, the SBA would receive the remaining unamortized amount of the Restricted Capital Account prior to the stockholders of Elk receiving any amounts on their Common Stock. The unamortized balance of the SBA's liquidating interest at September 30, 1999 was $79,049.

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

         At September 30, 1999, 79% of Elk's indebtedness was represented by indebtedness to its banks and 21% by the debentures issued to the SBA with fixed rates of interest ranging from 6.12% to 8.2%. During September 1999, Elk's banks collectively approved an increase in the amount Elk may borrow under its existing lines of credit from $35,000,000 to $40,000,000, subject to the limitations imposed by its borrowing base agreement with its banks and the SBA, the statutory and regulatory limitations imposed by the SBA, and the availability of funds. In addition, Elk is presently eligible to apply for additional leverage from the SBA if it is determined by the Board of Directors to be in the best interests of Elk. No assurance can be given that, if applied for, such additional financing will be approved by the SBA.

         Loan amortization and prepayments also provide a source of funding for Elk. Prepayments on loans are influenced significantly by general interest rates, economic conditions and competition.

         Because Elk distributes at least 90% of its investment company taxable income, we will continue to rely upon external sources of funds to finance growth. In order to provide the funds necessary for our expansion strategy, we expect to raise additional capital and to incur, from time to time, additional bank indebtedness and (if deemed necessary by management) to obtain SBA loans. There can be no assurances that such additional financing will be available on acceptable terms.

Important Factors Relating to Forward-Looking Statements

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Form 10-Q and those that may be made in the future by or on behalf of Elk, Elk notes that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Form 10-Q were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of Elk. Accordingly, there can be no assurance that the forward-looking statements contained in this Form 10-Q will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Form 10-Q should consider these facts in evaluating the information contained herein. In addition, the business and operations of Elk are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Form 10-Q. The inclusion of the forward-looking statements contained in this Form 10-Q should not be regarded as a representation by Elk or any other person that the forward-looking statements contained in this form 10-Q will be achieved. In light of the foregoing, readers of this Form 10-Q are cautioned not to place undue reliance on the forward-looking statements contained herein. These risks and others that are detailed in this Form 10-Q and other documents that Elk files from time to time with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and any current reports on Form 8-K must be considered by any investor or potential investor in Elk.

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

                                     PART II

                                OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         Elk has entered into an Agreement and Plan of Share Exchange (the "Share Exchange Plan") with Ameritrans Capital Corporation, a newly-formed Delaware corporation ("Ameritrans"), that has also elected to become a BDC. Pursuant to the Share Exchange Plan, Elk would become a wholly-owned subsidiary of Ameritrans, and the holders of the outstanding shares of Common Stock of Elk would become the stockholders of Ameritrans and receive one share of Ameritrans for each share of Elk owned. The Share Exchange Plan will be submitted to the stockholders of Elk for their approval at the Elk Annual Meeting, scheduled to be held on December 16, 1999. A Prospectus/Proxy Statement relating to the proposed share exchange and other matters to be considered at the Annual Meeting will be sent to the stockholders of Elk. For additional information regarding the Share Exchange Plan, see Elk's Registration Statement/Proxy Statement on Form N-14 (File No. 333-63951).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

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

                  c. Debenture issued September 28, 1994 -- principal amount -- $2,690,000; Maturity Date -- September 1, 2004; Stated Interest Rate -- 8.20%.

                  d. Debenture issued December 14, 1995 -- principal amount -- $1,020,000; Maturity Date -- December 1, 2005; Stated Interest Rate -- 6.54%.

                  e. Debenture issued June 26, 1996 -- principal amount -- $1,020,000; Maturity Date -- June 1, 2006; Stated Interest Rate -- 7.71%.

         10.1 Security Agreement between Elk and the SBA, dated September 9, 1993.**

         10.2     1999 Employee Stock Option Plan.***

         10.3     Non-Employee Director Stock Option Plan.***

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

         27       Elk Associates Funding Corporation Financial Data Schedule.


------------------------------------

         * Incorporated by reference from Elk's Registration Statement on Form N-14 (File No. 333-63951), initially filed September 22, 1998.

         ** Incorporated by reference from Elk's Registration Statement on Form N-2 (File No. 333-82693), initially filed July 12, 1999.

         *** Incorporated by reference from the Elk's Annual Report on Form 10-K, filed September 28, 1999, amended on Form 10-K/A, filed October 28, 1999.

(b) Reports on Form 8-K.

         There were no reports on Form 8-K filed during the fiscal quarter ended September 30, 1999.

                       ELK ASSOCIATES FUNDING CORPORATION

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Elk has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       ELK ASSOCIATES FUNDING CORPORATION



Date: November 15, 1999                    By:  /s/ Gary C. Granoff
                                                -------------------------------
                                                Gary C. Granoff
                                                Chief Financial Officer
                                                (Principal Financial Officer
                                                and Chief Accounting Officer)